Form 10-K
period 1993-03-31
NEW HILARITY MINING CO
filed 1996-12-02
CIK 71391

===========================================================================

                    SECURITY AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

[ x ] ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the year ended March 31, 1993

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934, For the transition period

Commission File Number             1-3323

                        NEW HILARITY MINING COMPANY
          (Exact name of registrant as specified in its charter)

IDAHO                                   82-0183199
(State of Incorporation                 (I.R.S. Employer
or Organization)                        ID Number)

                         717 West Sprague Avenue
                 Suite 1100 Washington Trust Bank Building
                        Spokane, Washington   99204
                 (Address of Principal Executive Offices)

                             (509)-747-6752
                     (Registrant's Telephone Number)

Securities Registered Under Section 12 (b) of the Act:
                                   None
                             (Title of Class)

Securities Registered Under Section 12 (g) of the Act:
                       Common Stock, $.10 par value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                        [     ] YES      [ x ]   NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. [ x ]

The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at November 15, 1996, was approximately $32,500. As of November 15, 1996, there were 3,250,000 shares of the registrant's Common Stock outstanding.

ITEM 1.   BUSINESS

The registrant was incorporated under the laws of the State of Idaho on February 27, 1930, for the primary purpose of exploring and the development of mining properties. Prior to 1993, the Company had owned fifteen unpatented lode mining claims in the Coeur d'Alene Mining District of Shoshone County, Idaho. Due to the increased fees from the Bureau of Land Management on unpatented mining claims, and the depressed prices for silver and lead, the Company decided to abandon these mining claims in 1993. The Company is now an inactive mining company.


ITEM 2.   PROPERTIES

The registrant abandoned all properties in 1993.


ITEM 3.   LEGAL PROCEEDINGS

The registrant is not a party to any litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fiscal year ended March 31, 1993.



                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The registrant's common stock is traded on the national over-the-counter market. ("On pink sheets")

                              FISCAL YEAR MARCH 31, 1992
Quarter                       Low bid   High Bid
     04/01/91 to 06/30/91     $0.01     $0.01
     07/01/91 to 09/30/91     $0.01     $0.01
     10/01/91 to 12/31/91     $0.01     $0.01
     01/01/92 to 03/31/92     $0.01     $0.01


                              FISCAL YEAR MARCH 31, 1993

Quarter                       Low bid   High bid

     04/01/92 to 06/30/92     $0.01     $0.01
     07/01/92 to 09/30/92     $0.01     $0.01
     10/01/92 to 12/31/92     $0.01     $0.01
     01/01/93 to 03/31/93     $0.01     $0.01

As of March 31, 1993, there were 1,676 registered holders of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                                   Year Ended     Year Ended
                                   03-31-93       03-31-92
Operating Revenue                  $      -0-     $       -0-

Net (Loss)                         $ (200,849)    $       -0-

Net (Loss) Per Share               $   (0.062)    $       -0-

Total Assets                       $   34,284     $   235,133

Working Capital                    $   17,224     $     17,224


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc., with a market value of $34,284. Total liabilities are $17,060, which are comprised of accounts payable of $1,919 and advances from officers of $15,141.

The Company has no revenues. Any working capital needs are provided as loans or advances from the corporate officers.

ITEM 8.   FINANCIAL STATEMENTS


CONTENTS                                                         Page

Statement of Financial Position as of March 31, 1993 and 1992    F-1

Statement of Operations for the Years Ended March 31, 1993,
1992 and 1991                                                    F-2

Statement of Changes in Stockholders' Equity for the Years Ended
March 31, 1993, 1992 and 1991                                    F-3

Statement of Cash Flows for the Years Ended March 31, 1993,
1992 and 1991                                                    F-4

Notes to Financial Statements                                    F-5

NEW HILARITY MINING COMPANY   Statement of Financial Position as of
(Unaudited)                   March 31, 1993 and 1992
---------------------------------------------------------------------------

                                  ASSETS

                                   March 31,      March 31,
                                   1993           1992

CURRENT ASSET - Marketable
  Securities (Note 2)              $   34,284     $    34,284
                                    ---------      ----------

MINING PROPERTY (Note 1)                              200,849
                                                   ----------

TOTAL ASSETS                       $   34,284     $   235,133
                                    =========      ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                $    1,919     $     1,919
   Advances from officers (Note 3)     15,141          15,141
                                    ---------      ----------
        Total Current Liabilities      17,060          17,060
                                    ---------      ----------
STOCKHOLDERS' EQUITY
   Common stock; $0.10 par value; 15,000,000
      shares authorized; 3,250,000 shares
      issued and outstanding          325,000         325,000
   Additional paid-in capital         111,383         111,383
   Accumulated deficit               (419,159)       (218,310)
                                    ---------      ----------
        Total Stockholders' Equity     17,224         218,073
                                    ---------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $   34,284     $  235,133
                                    =========      =========










Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Operations for the Years
(Unaudited)                   Ended March 31, 1993, 1992 and 1991
---------------------------------------------------------------------------

                              March 31, March 31, March 31,
                              1993      1992      1991

REVENUES                      $      -0-     $     -0- $     -0-
                               ---------      --------  --------

OPERATING EXPENSES
   Abandoned Mining Claims       200,849           -0-       -0-
                               ---------      --------  --------

     Total Operating Expenses    200,849           -0-       -0-
                               ---------      --------  --------

NET (LOSS)                    $ (200,849)    $     -0- $     -0-
                               =========      ========  ========

NET (LOSS) PER SHARE          $   (0.062)    $    NONE $    NONE
                               =========      ========  ========





























Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Changes in Stockholders'
(Unaudited)                   Equity for the Years Ended March 31,
                              1993, 1992 and 1991
---------------------------------------------------------------------------

                                        Additional
                           Common Stock Paid-in   Accumulated
                    Shares    Amount    Capital   Deficit        Total
Balances as of
March 31, 1990      3,250,000 $ 325,000 $ 111,383 $ (218,310)    $ 218,073

Net Income                                               -0-
                    ---------  --------  --------  ---------      --------

Balances as of
March 31, 1991      3,250,000   325,000   111,383   (218,310)      218,073

Net Income                                               -0-
                    ---------  --------  --------  ---------      --------

Balances as of
March 31, 1992      3,250,000   325,000   111,383   (218,310)      218,073

Net (Loss)                                          (200,849)     (200,849)

Balances as of
March 31, 1993      3,250,000 $ 325,000 $ 111,383 $ (419,159)    $   17,224
                    =========  ========  ========  =========      =========























prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Cash Flows for the Years
(Unaudited)                   Ended March 31, 1993, 1992 and 1991
---------------------------------------------------------------------------

                              March 31,      March 31, March 31,
                              1993           1992      1991
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net (Loss)                $ (200,849)    $    -0-  $   -0-
    Add item not requiring the use of cash
      Abandoned Mining Claims    200,849          -0-      -0-
                               ---------      -------   ------

    Net Cash Used By Operating
      Activities                    -0-           -0-      -0-
                               --------       -------   ------
NET INCREASE IN CASH                -0-           -0-      -0-

CASH AT BEGINNING OF YEAR           -0-           -0-      -0-
                               --------       -------   ------

CASH AT END OF YEAR           $     -0-      $    -0-  $   -0-
                               ========       =======   ======



























Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Notes to Financial Statements
(Unaudited)

---------------------------------------------------------------------------

NOTE 1    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company was originally incorporated as Lexington Mining Company on February 27, 1930 under the laws of the State of Idaho for the primary purpose of mining and exploring for nonferrous and precious metals, primarily silver, lead and zinc. On April 17, 1945, the Company was reorganized, and the name changed to New Hilarity Mining Company. For many years the Company explored for precious metal deposits, but no commercial ore bodies were discovered. In early 1993, the Company abandoned its fifteen unpatented lode mining claims located in the Coeur d'Alene Mining District of Shoshone County, Idaho.

Earnings (losses) per share are computed on the weighted average number of shares outstanding.

Marketable trading securities are carried at market value which is based on published over-the-counter market quotes.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of the Company's management estimates for various accounts.

NOTE 2    MARKETABLE SECURITIES

The Company owns 857,100 shares of common stock of United Mines, Inc., which is quoted on the over-the-counter market.

NOTE 3    RELATED PARTY TRANSACTIONS

Former officers of the Company have periodically loaned the Company money for various working capital requirements. These loans are non-interest bearing and are due upon demand.

NOTE 4    COMMON STOCK

The Company was originally incorporated on February 27, 1930, with an authorized capital of 2,000,000 shares of assessable common stock with a par value of $.05 per share. On April 17, 1945, the shareholders increased the authorized common stock to 3,000,000 shares with a par value of $.10 per share and the common stock was changed from assessable to non-assessable. On August 18, 1982, the shareholders increased the authorized common stock to 15,000,000 shares with a par value of $.10 per share.

NOTE 5    INCOME TAXES

The Company has a net operating loss carryover of $401,793 to the fiscal year ended March 31, 1994. These loss carryovers will commence to expire in 2007. The Company has not recorded a deferred tax asset for the net operating loss carryover because it is highly uncertain if the Company will have future taxable income.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS

None



                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Terry Dunne, 48, is the president of the Company and a director. Mr. Dunne is a Certified Public Accountant with over 25 years of experience in public accounting. Mr. Dunne has a Master Degree in Business Administration and a Master Degree in Taxation.

Robert O'Brien, 61, is the secretary of the Company and a director. Mr. O'Brien has recently served as an officer and director of Gold Securities Corporation and Inland Resources, Inc. From 1977 to 1985, Mr. O'Brien was self employed as a general contractor, and from 1958 to 1976, he was executive vice-president of Hamer's, Inc., a chain of high fashion men's clothing stores located in Spokane, Washington.

Mr. O'Brien graduated from Gonzaga University with a degree in economics.


ITEM 11.    EXECUTIVE COMPENSATION

The officers and directors of the Company have served without compensation.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The officers and directors own no common stock of the Company.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

None, other than what is already shown in this 10-K report.

                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 New Hilarity Mining Company
                 (Registrant)

                 BY: /s/ Terrence J. Dunne, President

Dated: November 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

                 BY:  /s/ Terrence J. Dunne, President


Dated: November 27, 1996