Form 10-K
period 1994-03-31
NEW HILARITY MINING CO
filed 1996-12-19
CIK 71391

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the year ended March 31, 1994

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period

          Commission File Number             1-3323

                   NEW HILARITY MINING COMPANY
      (Exact name of registrant as specified in its charter)

IDAHO                                        82-0183199
(State of Incorporation                      (I.R.S. Employer
or Organization)                             ID Number)

                    717 West Sprague Avenue
                          Suite 1100
            (Address of Principal Executive Offices)

                         (509)-747-6752
                (Registrant's Telephone Number)

Securities Registered Under Section 12 (b) of the Act:
          Title of Class           None

Securities Registered Under Section 12 (g) of the Act:
          Title of Class           Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                     [   ]   YES   [  X ]  NO

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. [ X ]

The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at November 26, 1996, was approximately $32,500. As of November 26, 1996, there were 3,250,000 shares of the registrant's Common Stock outstanding.

                             PART I

ITEM 1.   BUSINESS.

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


ITEM 2.   PROPERTIES.

     The registrant abandoned all properties in 1993.


ITEM 3.   LEGAL PROCEEDINGS.

     The registrant is not a party to any litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders during the fiscal year ended March 31, 1994.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The registrant's common stock is traded on the national over-the-counter market. ("On pink sheets")

FISCAL YEAR MARCH 31, 1993
Quarter                       Low Bid        High Bid

01/01/92 to 06/30/92          $0.01          $0.01
07/01/92 to 09/30/92          $0.01          $0.01
10/01/92 to 12/31/92          $0.01          $0.01
01/01/93 to 03/31/93          $0.01          $0.01

FISCAL YEAR MARCH 31, 1994
Quarter                       Low Bid        High Bid

04/01/93 to 06/30/93          $0.01          $0.01
07/01/93 to 09/30/93          $0.01          $0.01
10/01/93 to 12/31/93          $0.01          $0.01
01/01/94 to 03/31/94          $0.01          $0.01

     As of March 31, 1994, there were 1,676 registered holders of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                    Year Ended     Year Ended     Year Ended
                    3-31-94        3-31-93        3-31-92
Operating Revenue   $     -0-      $      -0-     $     -0-

Net (Loss)          $  (9,422)     $ (200,849)    $     -0-

Net (Loss)
  Per Share         $     (0.003)  $      (0.062) $     -0-

Total Assets        $  34,284      $   34,284     $ 235,133

Working Capital     $   7,802      $   17,224     $  17,224



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc., with a market value of $34,284. Total liabilities are $26,482, which are comprised of accounts payable of $11,341 and advances from officers of $15,141.

     The Company has no revenues. Any working capital needs are provided as loans or advances from the corporate officers.


ITEM 8.   FINANCIAL STATEMENTS.

                             CONTENTS

                                                  Page

Statement of Financial Position
     as of March 31, 1994 and 1993                F-1

Statement of Operations for the
     Years Ended March 31, 1994, 1993 and 1992    F-2

Statement of Changes in Stockholders'
     Equity for the Years Ended
     March 31, 1994, 1993 and 1992                F-3

Statement of Cash Flows for the Years
     Ended March 31, 1994, 1993 and 1992          F-4

Notes to Financial Statements                     F-5

NEW HILARITY MINING COMPANY   Statement of Financial Position as
(Unaudited)                   Of March 31, 1994 and 1993

                              ASSETS

                                   March 31,      March 31,
                                   1994           1993
CURRENT ASSET
  Marketable Securities (Note 2)   $   34,284     $   34,284
                                    ---------      ---------

TOTAL ASSETS                       $   34,284     $   34,284
                                    =========      =========



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                $   11,341     $    1,919
   Advances from officers (Note 3)     15,141         15,141

     Total Current Liabilities         26,482         17,060

STOCKHOLDERS' EQUITY
   Common stock; $.10 par value;
    15,000,000 shares authorized;
     3,250,000 shares issued and
      outstanding                     325,000        325,000
   Additional paid-in capital         111,383        111,383
   Accumulated deficit               (428,581)      (419,159)
                                    ---------      ---------

     Total Stockholders' Equity         7,802        17,224
                                    ---------      --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $   34,284     $  34,284
                                    =========      ========








Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Operations for the
(Unaudited)                   Years Ended March 31, 1993, 1992
                              and 1991

                              March 31, March 31,      March 31,
                              1994      1993           1992
REVENUES                      $    -0-  $      -0-     $  -0-
                               -------   ---------      -----

OPERATING EXPENSES
  Abandoned Mining Claims                  200,849
   Accounting                    4,468
  Transfer Fees                  1,900
  Consulting                     1,800
  Travel                         1,254                      -
                               -------   ---------      -----

    Total Operating Expenses     9,422     200,849        -0-
                               -------   ---------      -----

NET (LOSS)                    $ (9,422) $ (200,849)    $  -0-
                               =======   =========      =====

NET (LOSS) PER SHARE          $ (0.003) $   (0.062)    $ NONE
                               =======   =========      =====






















Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Changes in
(Unaudited)                   Stockholder's Equity for the Years Ended
                              March 31, 1994, 1993 and 1992

                                   Additional
                   Common Stock    Paid-in   Accumulated
               Shares    Amount    Capital   Deficit        Total
Balances as of
03/31/91       3,250,000 $ 325,000 $ 111,383 $(218,310)     $ 218,073

Net Income                                         -0-
               _________  ________  ________  ________       --------
Balances as of
03/31/92       3,250,000   325,000   111,383  (218,310)       218,073

Net Income                                    (200,849)      (200,849)
               ---------  --------  --------  --------       --------

Balances as of
03/31/93       3,250,000   325,000   111,383  (419,159)        17,224

Net (Loss)                                      (9,422)        (9,422)
               ---------  --------  --------  --------       --------

Balances as of
03/31/94       3,250,000 $ 325,000 $ 111,383 $(428,581)     $   7,802
               =========  ========  ========  ========       ========





















Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Cash Flows for the
(Unaudited)                   Years Ended March 31, 1994, 1993 and 1992

                                   March 31, March 31,      March 31,
                                   1994      1993           1992
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                       $ (9,422) $ (200,849)    $  -0-
  Add item not requiring the use of cash
    Abandoned Mining Claims                     200,849        -0-
  Increase in Accounts Payable        9,422         -0-        -0-
                                    -------   ---------      -----

  Net Cash Used By
    Operating Activities                -0-         -0-        -0-
                                    -------   ---------      -----

NET INCREASE IN CASH                    -0-         -0-        -0-

CASH AT BEGINNING OF YEAR               -0-         -0-        -0-
                                    -------   ---------      -----

CASH AT END OF YEAR                $    -0-  $      -0-     $  -0-
                                    =======   =========      =====
























Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Notes to Financial Statements
(Unaudited)

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2.   MARKETABLE SECURITIES.

     The Company owns 857,100 shares of common stock of United Mines, Inc., which is quoted on the over-the-counter market.

NOTE 3.   RELATED PARTY TRANSACTIONS.

     Former officers of the Company have periodically loaned the Company money for various working capital requirements. These loans are non-interest bearing and are due upon demand.

NOTE 4.   COMMON STOCK.

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

NOTE 5.   INCOME TAXES.

     The Company has a net operating loss carryover of $411,215 to the fiscal year ended March 31, 1995. These loss carryovers will commence to expire in 2007. The Company has not recorded a deferred tax asset for the net operating loss carryover because it is highly uncertain if the Company will have future taxable income.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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


ITEM 11.  EXECUTIVE COMPENSATION.

     The officers and directors of the Company have served without compensation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The officers and directors own no common stock of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     None, other than what is already shown in this 10-K report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 27 day of November, 1996.

                    New Hilarity Mining Company
                    (Registrant)


                    By: /s/ Terrence J. Dunne, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

     Dated this 27th day of November, 1996.

                    By: /s/ Terrence J. Dunne, President