Form 10-K
period 1995-03-31
NEW HILARITY MINING CO
filed 1997-07-28
CIK 71391

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the year ended March 31, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period

Commission File Number                                      1-3323

                        NEW HILARITY MINING COMPANY
          (Exact name of registrant as specified in its charter)

IDAHO                                        82-0183199
(State of Incorporation                      (I.R.S. Employer
or Organization)                             ID Number)

                         717 West Sprague Avenue
                                Suite 1100
                        Spokane, Washington   99201
                 (Address of Principal Executive Offices)

                              (509) 747-6752
                      (Registrant's Telephone Number)

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

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. [ X ]

The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at December 30, 1996, was approximately $32,500. As of December 30, 1996, there were 3,250,000 shares of the registrant's Common Stock outstanding.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders during the fiscal year ended March 31, 1995.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The registrant's common stock is traded on the national over-the-counter market. ("On pink sheets")

FISCAL YEAR MARCH 31, 1994
Quarter                       Low Bid        High Bid

01/01/93 to 06/30/93          $0.01          $0.01
07/01/93 to 09/30/93          $0.01          $0.01
10/01/93 to 12/31/93          $0.01          $0.01
01/01/94 to 03/31/94          $0.01          $0.01

FISCAL YEAR MARCH 31, 1995
Quarter                       Low Bid        High Bid

04/01/94 to 06/30/94          $0.01          $0.01
07/01/94 to 09/30/94          $0.01          $0.01
10/01/94 to 12/31/94          $0.01          $0.01
01/01/95 to 03/31/95          $0.01          $0.01

     As of March 31, 1995, there were 1,676 registered holders of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                    Year Ended     Year Ended     Year Ended     Year Ended
                    3-31-95        3-31-94        3-31-93        3-31-92
Operating Revenue   $     -0-      $     -0-      $      -0-     $     -0-

Net (Loss)          $  (1,358)     $  (9,422)     $ (200,849)    $     -0-

Net (Loss)
  Per Share         $    (NIL)     $  (0.003)     $   (0.062)    $     -0-

Total Assets        $   34,284     $  34,284      $   34,284     $ 235,133

Working Capital     $    6,444     $   7,802      $   17,224     $  17,224



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc., with a market value of $34,284. Total liabilities are $27,840, which are comprised of accounts payable of $21,699 and advances from officers of $15,141.

     The Company has no revenues. Any working capital needs are provided as loans or advances from the corporate officers.


ITEM 8.   FINANCIAL STATEMENTS.

                             CONTENTS

                                                            Page

Statement of Financial Position
     as of March 31, 1995 and 1994                          F-1

Statement of Operations for the
     Years Ended March 31, 1995, 1994 and 1993              F-2

Statement of Changes in Stockholders'
     Equity for the Years Ended
     March 31, 1995, 1994 and 1993                          F-3

Statement of Cash Flows for the Years
     Ended March 31, 1995, 1994 and 1993                    F-4

Notes to Financial Statements                               F-5

NEW HILARITY MINING COMPANY   Statement of Financial Position as
(Unaudited)                   Of March 31, 1995 and 1994

                              ASSETS

                                   March 31,      March 31,
                                   1995           1994
CURRENT ASSET
  Marketable Securities (Note 2)   $   34,284     $   34,284
                                    ---------      ---------

TOTAL ASSETS                       $   34,284     $   34,284
                                    =========      =========



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                $   12,699     $   11,341
   Advances from officers (Note 3)     15,141         15,141
                                   ----------     ----------

     Total Current Liabilities         27,840         26,482
                                   ----------     ----------
STOCKHOLDERS' EQUITY
   Common stock; $.10 par value;
    15,000,000 shares authorized;
     3,250,000 shares issued and
      outstanding                     325,000        325,000
   Additional paid-in capital         111,383        111,383
   Accumulated deficit               (429,939)      (428,581)
                                    ---------      ---------

     Total Stockholders' Equity         6,444         7,802
                                    ---------      --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $   34,284     $  34,284
                                    =========      ========








Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Operations for the
(Unaudited)                   Years Ended March 31, 1995, 1994
                              and 1993

                              March 31,      March 31,      March 31,
                              1995           1994           1993
REVENUES                      $    -0-       $     -0-      $      -0-
                              --------       ---------      ----------

OPERATING EXPENSES
  Abandoned Mining Claims                                      200,849
  Accounting                                     4,468
  Transfer Fees                  1,358           1,900
  Consulting                                     1,800
  Travel                                         1,254              -
                              --------       ---------      ----------

Total Operating Expenses         1,358           9,422        (200,849)
                              --------       ---------      ----------

NET (LOSS)                    $ (1,358)      $  (9,422)     $ (200,849)
                              ========       =========      ==========

NET (LOSS) PER SHARE          $   (NIL)      $  (0.003)     $   (0.062)
                              ========       =========      ==========
























Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Changes in
(Unaudited)                   Stockholder's Equity for the Years Ended
                              March 31, 1995, 1994 and 1993

                                   Additional
                   Common Stock    Paid-in   Accumulated
               Shares    Amount    Capital   Deficit        Total
Balances as of
03/31/92       3,250,000 $ 325,000 $ 111,383 $(218,310)     $ 218,073

Net Income                                    (200,849)      (200,849)
               _________  ________  ________  ________       --------
Balances as of
03/31/93       3,250,000   325,000   111,383  (419,159)        17,224

Net Income                                      (9,422)        (9,422)
               ---------  --------  --------  --------       --------

Balances as of
03/31/94       3,250,000   325,000   111,383  (428,851)         7,802

Net (Loss)                                      (1,358)        (1,358)
               ---------  --------  --------  --------       --------

Balances as of
03/31/95       3,250,000 $ 325,000 $ 111,383 $(429,939)     $   6,444
               =========  ========  ========  ========       ========






















Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Cash Flows for the
(Unaudited)                   Years Ended March 31, 1995, 1994 and 1993

                              March 31,      March 31,      March 31,
                              1995           1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                  $ (1,358)      $ (9,422)      $ (200,849)
  Add item not requiring
    the use of cash
    Abandoned Mining Claims                                    200,849
  Increase in Accounts Payable    1,358           -0-              -0-
                              --------       --------       ----------

  Net Cash Used By
    Operating Activities           -0-            -0-             -0-
                              --------       --------       ---------

NET INCREASE IN CASH               -0-            -0-             -0-

CASH AT BEGINNING OF YEAR          -0-            -0-             -0-
                              --------       --------       ---------

CASH AT END OF YEAR           $    -0-       $    -0-       $    -0-
                              ========       =========      ========

























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

NOTE 5.   INCOME TAXES.

     The Company has a net operating loss carryover of $412,573 to the fiscal year ended March 31, 1996. These loss carryovers will commence to expire in 2007. The Company has not recorded a deferred tax asset for the net operating loss carryover because it is highly uncertain if the Company will have future taxable income.

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

     Dated this 21st day of July, 1997.

                    New Hilarity Mining Company
                    (Registrant)


                    By: /s/ Terrence J. Dunne, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

     Dated this 21st day of July, 1997.

                    By: /s/ Terrence J. Dunne, President