Form 10-Q
period 1996-06-30
NEW HILARITY MINING CO
filed 1997-07-30
CIK 71391

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                       Commission file number 1-3323

                        NEW HILARITY MINING COMPANY
          (Exact name of registrant as specified in its charter)

   IDAHO                                82-0183199
(State or other jurisdiction of         (IRS Employer
incorporation or organization)          Identification Number)

           717 W. Sprague Ave., Suite 1100 Washington Trust Bank
                        Spokane, Washington   99201
       (Address of principal executive offices, including zip code)

                              (509) 747-6752
           (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [    ]                         No   [ X ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996:

                                 3,250,000

                                  PART I

ITEM 1.   Statement of Financial Position as of June 30, 1996
          and March 31, 1996

          Statement of Operations for the Three and Nine Month
          Periods Ended June 30, 1996

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended June 30, 1996

          Statement of Cash Flows for the Three and Nine Month
          Periods Ended June 30, 1996

          Notes to Financial Statements as of June 30, 1996

New Hilarity Mining Company   Statement of Financial Position as of
(Unaudited)                   June 30, 1996 and March 31, 1996
---------------------------------------------------------------------------

                                  ASSETS

                                        June 30        March 31
CURRENT ASSET - Marketable Securities,
 net of unrealized losses of $32,141
 as of June 30, 1996                    $    2,143     $   34,284
                                        ----------     ----------
TOTAL ASSETS                            $    2,143     $   34,284
                                        ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                       $   12,739     $   12,739
 Advances from officers                     15,141         15,141
                                        ----------     ----------
     Total current liabilities          $   27,880         27,880
                                        ----------     ----------

STOCKHOLDERS' EQUITY
 Common Stock; $.10 par value;
   15,000,000 shares authorized;
   3,250,000 shares issued and
   outstanding                             325,000        325,000
 Additional paid-in capital                111,383        111,383
 Accumulated deficit                      (462,120)      (429,979)
                                        ----------     ----------
     Total stockholders' equity            (25,737)         6,404
                                        ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $    2,143     $   34,284
                                        ==========     ==========















Prepared by management

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company   Statement of Operations for the Three
(Unaudited)                   Month Period Ended June 30, 1996
---------------------------------------------------------------------------

REVENUES                                                    $     -0-
                                                            ---------

OPERATING EXPENSES                                                -0-

OTHER LOSSES
 Unrealized loss on marketable securities                     (32,141)
                                                            ---------

NET (LOSS)                                                  $ (32,141)
                                                            =========

NET (LOSS) PER SHARE                                        $    (.01)
                                                            =========































Prepared by management

The accompanying notes are an integral part of these financial statements.

                              Statement of Changes in Stockholders'
New Hilarity Mining Company   Equity for the Three Month Period
(Unaudited)                   Ending June 30, 1996
---------------------------------------------------------------------------

                                        Additional
                      Common Stock      Paid-in   Accumulated
                    Shares    Amount    Capital   Deficit        Total
Balances as of
March 31, 1996      3,250,000 $ 325,000 $ 111,383 $ (429,979)    $  6,404

Net (Loss)                                           (32,141)     (32,141)
                    --------- --------- --------- ----------     --------

Balances as of
June 30, 1996       3,250,000 $ 325,000 $ 111,383 $ (462,120)    $ (25,737)
                    ========= ========= ========= ==========     =========



































Prepared by management

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company   Statement of Cash Flows for the Three
(Unaudited)                   Month Period Ended June 30, 1996
---------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                                      $ (32,141)
 Add item not requiring the use of cash:
   Unrealized loss on marketable securities                         32,141
                                                                 ---------
   Net cash flow used from
     operating activities                                        $     -0-
                                                                 ---------

NET INCREASE IN CASH                                                   -0-


CASH AT BEGINNING OF PERIOD                                            -0-
                                                                 ---------

CASH AT END OF PERIOD                                            $     -0-
                                                                 =========





























Prepared by management

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company        Notes to Financial Statements
(Unaudited)                        as of June 30, 1996


The financial statements of New Hilarity Mining Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, New Hilarity Mining Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in New Hilarity Mining Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc. These securities were written down to a
net realizable value of $2,143 as of June 30, 1996.    Total liabilities
are $27,880, which are comprised of accounts payable of $12,739 and advances from officers of $15,141.

The Company has no revenues. Any working capital needs are provided as loans or advances from corporate officers or shareholders.


                                  PART II

ITEM 1.   LEGAL PROCEEDINGS

          NONE

ITEM 2.   CHANGES IN SECURITIES

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          NONE

                                SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 28th day of July, 1997.

                              New Hilarity Mining Company
                              (Registrant)



                              BY: /s/ Terrence J. Dunne, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

     Dated this 28th day of July, 1997.


                              BY: /s/ Terrence J. Dunne, President