Form 10-Q
period 1996-09-30
NEW HILARITY MINING CO
filed 1997-07-31
CIK 71391

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

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

          Yes [    ]                         No   [ X ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

                                 3,250,000

                                  PART I

ITEM 1. Statement of Financial Position as of September 30, 1996 and March 31, 1996

          Statement of Operations for the Three and Nine Month
          Periods Ended September 30, 1996

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended September 30, 1996

          Statement of Cash Flows for the Three and Nine Month
          Periods Ended September 30, 1996

          Notes to Financial Statements as of September 30, 1996

New Hilarity Mining Company   Statement of Financial Position as of
(Unaudited)                   September 30, 1996 and March 31, 1996
---------------------------------------------------------------------------

                                  ASSETS

                                        September 30   March 31
                                        1996           1996
CURRENT ASSET - Marketable Securities,
 net of unrealized losses of $32,141
 as of September 30, 1996               $    2,143     $   34,284
                                        ----------     ----------
TOTAL ASSETS                            $    2,143     $   34,284
                                        ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                       $   12,739     $   12,739
 Advances from officers                     15,141         15,141
                                        ----------     ----------
     Total current liabilities          $   27,880         27,880
                                        ----------     ----------

STOCKHOLDERS' EQUITY
 Common Stock; $.10 par value;
   15,000,000 shares authorized;
   3,250,000 shares issued and
   outstanding                             325,000        325,000
 Additional paid-in capital                111,383        111,383
 Accumulated deficit                      (462,120)      (429,979)
                                        ----------     ----------
     Total stockholders' equity            (25,737)         6,404
                                        ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $    2,143     $   34,284
                                        ==========     ==========












Prepared by management.

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company   Statement of Operations for the Three
(Unaudited)                   Month Period Ended September 30, 1996
---------------------------------------------------------------------------

                                             Three          Six
                                             Months         Months

REVENUES                                     $     -0-      $      -0-
                                             ---------      ----------

OPERATING EXPENSES                                 -0-            -0-
                                             ---------      ---------

OTHER LOSSES
 Unrealized loss on marketable securities                     (32,141)
                                                            ---------

NET (LOSS)                                   $      -0-     $ (32,141)
                                             ==========     =========

NET (LOSS) PER SHARE                         $      -0-     $    (.01)
                                             ==========     =========




























Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Changes in Stockholders'
New Hilarity Mining Company   Equity for the Three Month Period
(Unaudited)                   Ending September 30, 1996
---------------------------------------------------------------------------

                                        Additional
                    Common Stock        Paid-in   Accumulated
                    Shares    Amount    Capital   Deficit        Total

Balances as of
June 30, 1996       3,250,000 $ 325,000 $ 111,383 $ (462,120)    $ (25,737)

Net (Loss)                                               -0-           -0-
                    --------- --------- --------- ----------     ---------

Balances as of
September 30,
1996                3,250,000 $ 325,000 $ 111,383 $ (462,120)    $ (25,737)
                    ========= ========= ========= ==========     =========
































Prepared by management.

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company   Statement of Cash Flows for the Three
(Unaudited)                   Month Period Ended September 30, 1996
---------------------------------------------------------------------------

                                                  Three          Six
                                                  Months         Months
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                       $ -0-          $ (32,141)
 Add item not requiring the use of cash:
   Unrealized loss on marketable securities                         32,141
                                                  -----          ---------
   Net cash flow used from
     operating activities                           -0-          $     -0-
                                                  -----          ---------

NET INCREASE IN CASH                                -0-                -0-


CASH AT BEGINNING OF PERIOD                         -0-                -0-
                                                  -----          ---------

CASH AT END OF PERIOD                               -0-          $     -0-
                                                  =====          =========

























Prepared by management.

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company        Notes to Financial Statements
(Unaudited)                        as of September 30, 1996


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