Form 10-Q
period 1996-12-30
NEW HILARITY MINING CO
filed 1997-07-31
CIK 71391

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996

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

          Yes [    ]                         No   [ X ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1996:

                                 3,750,000

                                  PART I

ITEM 1.   Statement of Financial Position as of December 31, 1996
          and March 31, 1996

          Statement of Operations for the Three and Nine Month
          Periods Ended December 31, 1996

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended December 31, 1996

          Statement of Cash Flows for the Three and Nine Month
          Periods Ended December 31, 1996

          Notes to Financial Statements as of December 31, 1996

New Hilarity Mining Company   Statement of Financial Position as of
(Unaudited)                   December 31, 1996 and March 31, 1996
---------------------------------------------------------------------------

                                  ASSETS

                                   December 31    December 31
CURRENT ASSET - Marketable Securities,
 net of unrealized losses of $32,141
 as of December 31, 1996           $    2,143     $   34,284
                                   ----------     ----------
TOTAL ASSETS                       $    2,143     $   34,284
                                   ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Advances from shareholder         $    4,800     $   12,739
 Advances from officers                 9,336         15,141
                                   ----------     ----------
     Total current liabilities     $   14,136         27,880
                                   ----------     ----------

STOCKHOLDERS' EQUITY
 Common Stock; $.10 par value;
   15,000,000 shares authorized;
   3,750,000 shares issued and
   outstanding as of December 31,
   1996 and 3,250,000 shares
   issued and outstanding as of
   March 31, 1996                     375,000        325,000
 Additional paid-in capital            66,383        111,383
 Accumulated deficit                 (453,376)      (429,979)
                                   ----------     ----------
     Total stockholders' equity       (11,993)         6,404
                                   ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $    2,143     $   34,284
                                   ==========     ==========










Prepared by management

The accompanying notes are an integral part of these financial statements.

                              Statement of Operations for the Three
New Hilarity Mining Company   and Nine Month Periods Ended on as of
(Unaudited)                   December 31, 1996
---------------------------------------------------------------------------

                                             Three          Nine
                                             Months         Months

REVENUES                                     $     -0-      $     -0-
                                             ---------      ---------

OPERATING EXPENSES
 Transfer fees                                   2,721          2,721
 Directors' fees                                 2,000          2,000
 Legal                                           1,000          1,000
 Consulting                                      1,000          1,000
                                             ---------      ---------
     Total operating expenses                $   6,721      $   6,721
                                             ---------      ---------

(LOSS) FROM OPERATIONS                          (6,721)        (6,721)
                                             ---------      ---------

OTHER INCOME (LOSSES)
 Unrealized loss on marketable securities                     (32,141)
 Forgiveness of debt                            15,465         15,465
                                             ---------      ---------
     Total other income (losses)                15,465        (16,676)
                                             ---------      ---------

NET INCOME (LOSS)                            $   8,744      $ (23,297)
                                             =========      =========

NET INCOME (LOSS) PER SHARE                  $    .002      $   (.006)
                                             =========      =========
















Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Changes in Stockholders'
New Hilarity Mining Company   Equity for the Three Month Period
(Unaudited)                   Ending December 31, 1996
---------------------------------------------------------------------------

                                        Additional
                         Common Stock   Paid-in   Accumulated
                    Shares    Amount    Capital   Deficit        Total
Balances as of
September 30, 1996  3,250,000 $ 325,000 $ 111,383 $ (462,120)    $(25,737)

Common stock issued
for services at $.01
per share             500,000    50,000   (45,000)                  5,000

Net Income                                             8,744        8,744
                    --------- --------- --------- ----------     --------

Balances as of
December 31, 1996   3,750,000 $ 375,000 $ 66,383  $ (453,376)    $ (11,993)
                    ========= ========= ========  ==========     =========





























Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Cash Flows for the
New Hilarity Mining Company   Three and Nine Month Periods
(Unaudited)                   Ending December 31, 1996
---------------------------------------------------------------------------

                                             Three          Nine
                                             Months         Months
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                           $  8,744       $ (23,397)
 Add item not requiring the use of cash:
   Issuance of common stock for services        5,000           5,000
   Unrealized loss on marketable securities                    32,141
 (Decrease) in accounts payable               (12,739)        (12,739)
 (Decrease) in advances from officers          (5,805)         (5,805)
 Increase in advances from shareholder          4,800           4,800
                                             --------       ---------
   Net cash flow used from
     operating activities                    $    -0-       $     -0-
                                             --------       ---------

NET INCREASE IN CASH                              -0-             -0-

CASH AT BEGINNING OF PERIOD                       -0-             -0-
                                             --------       ---------

CASH AT END OF PERIOD                        $    -0-       $     -0-
                                             ========       =========























Prepared by management.

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company        Notes to Financial Statements
(Unaudited)                        as of December 31, 1996


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc. These securities were written down to a
net realizable value of $2,143 as of June 30, 1996.    Total liabilities
are $14,136, which are comprised of advances from shareholder of $4,800 and advances from officers of $9,336.

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