Form 10-K
period 1997-03-31
NEW HILARITY MINING CO
filed 1997-08-04
CIK 71391

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

          For the year ended March 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period

          Commission File Number                  1-3323

                        NEW HILARITY MINING COMPANY
          (Exact name of registrant as specified in its charter)

IDAHO                                             82-0183199
(State of Incorporation                           (I.R.S. Employer
or Organization)                                  I.D. Number)

                    717 West Sprague Avenue, Suite 1100
                 (Address of Principal Executive Offices)

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

                    [ x ]   YES         [   ]  NO

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. [ X ]

The aggregate market value based on the average bid and asked prices of the Registrant's Common Stock held by non-affiliates of the registrant at July 31, 1997, was approximately $32,500. As of July 31, 1997, there were 3,750,000 shares of the registrant's Common Stock outstanding.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders during the fiscal year ended March 31, 1997.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The registrant's common stock is traded on the national over-the-counter market. ("On pink sheets")

                        FISCAL YEAR MARCH 31, 1996

Quarter                  Low Bid        High Bid

04/01/95 to 06/30/95     $0.01          $0.01
07/01/95 to 09/30/95     $0.01          $0.01
10/01/95 to 12/31/95     $0.01          $0.01
01/01/96 to 03/31/96     $0.01          $0.01

                        FISCAL YEAR MARCH 31, 1997

Quarter                  Low Bid        High Bid

04/01/96 to 06/30/96     $0.01          $0.01
07/01/96 to 09/30/96     $0.01          $0.01
10/01/96 to 12/31/96     $0.01          $0.01
01/01/97 to 03/31/97     $0.01          $0.01

     As of March 31, 1997, there were 1,676 registered holders of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                    Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                    3-31-97   3-31-96   3-31-95   3-31-94   3-31-93
Operating Revenue        $     -0- $    -0-  $     -0- $    -0-  $      -0-

Net (Loss)               $ (11,908)     $    (40) $ (1,358) $ (9,422) $ (200,849)

Net (Loss)
  Per Share              $  (0.003)     $   (NIL) $   (NIL) $ (0.003) $  (0.062)

Total Assets             $   6,964 $ 34,284  $ 34,284  $ 34,284  $  34,284

Working Capital          $    (504)     $  6,404  $  6,444  $  7,802  $   17,224



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc., with a market value of $2,143 as of March 31, 1997. Total liabilities are $7,468, which are comprised of advances from officers and shareholders.

     The Company has no revenues. Any working capital needs are provided as loans or advances from the corporate officers.


ITEM 8.   FINANCIAL STATEMENTS.

                                 CONTENTS

                                                  Page

Statement of Financial Position
     as of March 31, 1997 and 1996                F-1

Statement of Operations for the
     Years Ended March 31, 1997, 1996 and 1995    F-2

Statement of Changes in Stockholders'
     Equity for the Years Ended
     March 31, 1997, 1996 and 1995                F-3

Statement of Cash Flows for the Years
     Ended March 31, 1997, 1996 and 1995          F-4

Notes to Financial Statements                     F-5 - F-6

NEW HILARITY MINING COMPANY             Statement of Financial Position as
(Unaudited)                             Of March 31, 1997 and 1996

                                  ASSETS

                                             March 31,      March 31,
                                             1997           1996
CURRENT ASSET
  Marketable securities, net of allowance
    for unrealized Loss of $32,141 as of
    March 31, 1997 (Note 1 and 2)            $   2,143      $  34,284
  Deferred tax asset (Note 5)                    4,821
                                             ---------      ---------

TOTAL ASSETS                                 $  34,284      $  34,284
                                             =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $   12,739
   Advances from officers (Note 3)           $     955          15,141
   Advances from shareholder (Note 3)            6,513
                                             ---------      ----------
     Total Current Liabilities                   7,468          27,880
                                             ---------      ----------

STOCKHOLDERS' EQUITY
   Common stock; $.10 par value;
    15,000,000 shares authorized;
    3,750,000 shares issued and
    outstanding as of March 31, 1997
    and 3,250,000 shares issued and
    outstanding as of March 31, 1996           375,000         325,000
   Additional paid-in capital                   66,383         111,383
   Accumulated deficit                        (441,887)       (429,979)
                                             ---------      ----------

     Total Stockholders' Equity                   (504)          6,404
                                             ---------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $   6,964      $   34,284
                                             =========      ==========




Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY        Statement of Operations for the
(Unaudited)                        Years Ended March 31, 1997, 1996
                                   and 1995

                              March 31,      March 31, March 31,
                              1997           1996      1995
REVENUES                      $     -0-      $  -0-    $    -0-
                              ---------      ------    --------

OPERATING EXPENSES
  Transfer and filing fees        3,676          40       1,358
  Consulting                      1,000
  Legal                           1,000
  Directors' fees                 2,000
                              ---------      ------    --------

   Total Operating Expenses       7,676          40       1,358
                              ---------      ------    --------

(LOSS) FROM OPERATIONS           (7,676)        (40)     (1,358)
                              ---------      ------    --------

OTHER INCOME (LOSS)
  Forgiveness of debt            23,088
  Unrealized loss of
    marketable securities       (32,141)
                              ---------
   Total other income (loss)     (9,053)
                              ---------

(LOSS) BEFORE INCOME
  TAX BENEFIT                   (16,729)        (40)     (1,358)

INCOME TAX BENEFIT (NOTE 5)       4,821
                              ---------      ------    --------

NET (LOSS)                    $ (11,908)     $  (40)   $ (1,358)
                              =========      ======    ========

NET (LOSS) PER SHARE          $  (0.003)     $ (NIL)   $   (NIL)
                              =========      ======    ========








Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY        Statement of Changes in
(Unaudited)                        Stockholder's Equity for the Years Ended
                                   March 31, 1997, 1996 and 1995

                                   Additional
               Common Stock        Paid-in   Accumulated
               Shares    Amount    Capital   Deficit        Total
Balances as of
03/31/94       3,250,000 $ 325,000 $ 111,383 $ (428,581)    $   7,802

Net Income                                       (1,358)       (1,358)
               --------- --------- --------- ----------     ---------

Balances as of
03/31/95       3,250,000   325,000   111,383   (429,939)        6,444

Net Income                                          (40)          (40)
               --------- --------- --------- ----------     ---------

Balances as of
03/31/96       3,250,000   325,000   111,383   (429,979)        6,404

Issuance of
 common stock
 for services
 at $.01 per
 share           500,000    50,000   (45,000)                   5,000

Net (Loss)                                      (11,908)      (11,908)
               --------- --------- --------- ----------     ---------

Balances as of
03/31/97       3,750,000 $ 375,000 $  66,383 $ (441,887)    $    (504)
               ========= ========= ========= ==========     =========















Prepared by management.

The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY   Statement of Cash Flows for the
(Unaudited)                   Years Ended March 31, 1997, 1996 and 1995

                                             March 31, March 31, March 31,
                                             1997      1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                 $ (11,908)     $ (40)    $ (1,358)
  Add/deduct item not requiring the use of cash:
    Issuance of common stock for services                  5,000
    Unrealized loss on marketable securities         32,141
    Income tax benefit                               (4,821)
 (Decrease) Increase in accounts payable                 (12,739)        40            1,358
 (Decrease) in advances from officers               (14,186)
 Increase in advances from shareholders               6,513
                                             --------- -----          -------

  Net cash used by operating activities                      -0-   -0-              -0-
                                             --------- -----          -------

NET INCREASE IN CASH                                    -0-   -0-              -0-
CASH AT BEGINNING OF YEAR                               -0-   -0-              -0-
                                             --------- -----          -------
CASH AT END OF YEAR                          $     -0- $ -0-          $   -0-
                                             ========= =====          =======



























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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The carrying amounts reported in the statement of financial position for accounts payable, advances from officers and shareholder approximate the fair value because the immediate of short-term maturity of these financial instruments.

NOTE 2.   MARKETABLE SECURITIES.

The Company owns 857,100 shares of common stock of United Mines, Inc. As of March 31, 1997, these securities were reduced to their market value of $.0025 per share, with an allowance for unrealized loss of $32,141.

NOTE 3.   RELATED PARTY TRANSACTIONS.

Current and former officers and a shareholder of the Company have periodically advanced money to the Company money for various working capital requirements. These advances are non-interest bearing and are due upon demand.

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

NEW HILARITY MINING COMPANY        Notes to Financial Statements
(Unaudited)


NOTE 5.   INCOME TAXES.

The Company has a net operating loss carryover of $397,201 to the fiscal year ended March 31, 1998. These loss carryovers will commence to expire in 2007. The Company has not recorded a deferred tax asset for the net operating loss carryover because it is highly uncertain if the Company will have future taxable income.

The following temporary differences gave rise to the deferred tax asset and the income tax benefit:

          Allowance for unrealized loss
          of $32,141 on marketable securities     $ 4,821
                                                  =======

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Terry Dunne, 48, is the president of the Company and a director. Mr. Dunne is a Certified Public Accountant with over 25 years of experience in public accounting. Mr. Dunne has a Master Degree in Business
Administration and a Master Degree in Taxation.

     Robert O'Brien, 62, is the secretary of the Company and a director. Mr. O'Brien has recently served as an officer and director of Gold Securities Corporation and Inland Resources, Inc. From 1977 to 1985, Mr. O'Brien was self employed as a general contractor, and from 1958 to 1976, he was executive vice-president of Hamer's, Inc., a chain of high fashion men's clothing stores located in Spokane, Washington. Currently, Mr. O'Brien owns and operates the Spokane Quotation Bureau. Mr. O'Brien graduated from Gonzaga University with a degree in economics.


ITEM 11.  EXECUTIVE COMPENSATION.

     During the fiscal year ended March 31, 1997, Terry Dunne received 150,000 shares of common stock valued at $1,500, and Robert O'Brien received 50,000 shares of common stock valued at $500.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Terry Dunne, the president of the Company, owns 150,000 shares of common stock.

     Robert O'Brien, the secretary of the Company, owns 50,000 shares of common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended March 31, 1997, Terry Dunne advanced $955 to the Company in order to pay filing fees to the Securities and Exchange Commission.

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

     Dated this 1st day of August, 1997.

                         New Hilarity Mining Company
                         (Registrant)


                         BY: /s/ Terrence J. Dunne, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

     Dated this 1st day of August, 1997.

                         BY: /s/ Terrence J. Dunne, President