Form 10-Q
period 1997-06-30
NEW HILARITY MINING CO
filed 1997-08-11
CIK 71391

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

          Yes [    ]                         No   [ X ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997:

                                 3,750,000

                                  PART I

ITEM 1.   Statement of Financial Position as of June 30, 1997
          and March 31, 1997

          Statement of Operations for the Three Month
          Period Ended June 30, 1997 and 1996

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended June 30, 1997 and 1996

          Statement of Cash Flows for the Three Month
          Period Ended June 30, 1997 and 1996

          Notes to Financial Statements as of June 30, 1997

New Hilarity Mining Company   Statement of Financial Position as of
(Unaudited)                   June 30, 1997 and March 31, 1997
---------------------------------------------------------------------------

                                  ASSETS

                                             June 30        March 31,
                                             1997           1997
CURRENT ASSET
  Marketable Securities, net of
  unrealized losses of $32,141               $    2,143     $   2,143
 Differed tax asset                               4,821         4,821
                                             ----------     ---------
     Total current assets                         6,964         6,964
                                             ----------     ---------
TOTAL ASSETS                                 $    6,964     $   6,964
                                             ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Advances from shareholder                   $    6,513     $   6,513
 Advances from officer                              955           955
                                             ----------     ---------
     Total current liabilities                    7,468         7,468
                                             ----------     ---------

STOCKHOLDERS' EQUITY
 Common Stock; $.10 par value;
   15,000,000 shares authorized;
   3,750,000 shares issued and
   outstanding                                  375,000       325,000
 Additional paid-in capital                      66,383        66,383
 Accumulated deficit                           (441,887)     (441,887)
                                             ----------     ---------
     Total stockholders' equity                    (504)         (504)
                                             ----------     ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $    6,964     $   6,964
                                             ==========     =========









Prepared by management.


The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company   Statement of Operations for the Three
(Unaudited)                   Month Periods Ended June 30, 1997 and 1996

---------------------------------------------------------------------------

                                             June 30,       June 30,
                                             1997           1996

REVENUES                                     $     -0-      $     -0-
                                             ---------      ---------

OPERATING EXPENSES                                 -0-            -0-
                                             ---------      ---------

OTHER INCOME (LOSSES)
 Unrealized loss on marketable securities                     (32,141)

                                                            ---------

NET (LOSS)                                   $     -0-      $ (32,141)
                                             =========      =========

NET INCOME (LOSS) PER SHARE                  $     -0-      $    (.01)
                                             =========      =========



























Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Changes in Stockholders'
New Hilarity Mining Company   Equity for the Three Month Period
(Unaudited)                   Ended June 30, 1997 and 1996
---------------------------------------------------------------------------

                                        Additional
                    Common Stock        Paid-in   Accumulated
                    Shares    Amount    Capital   Deficit        Total
Balances as of
March 31, 1996      3,250,000 $ 325,000 $ 111,383 $ (429,979)    $   6,404

Net (Loss)                                           (32,141)      (32,141)
                    --------- --------- --------- ----------     ---------

Balances as of
June 30, 1996       3,250,000 $ 325,000 $ 111,383 $ (462,120)    $ (25,737)
                    ========= ========= ========= ==========     =========

Balances as of
March 31, 1997      3,250,000 $ 375,000 $  66,383 $ (441,887)    $    (504)

Net (Loss)                                               -0-           -0-
                    --------- --------- --------- ----------     ---------
Balances as of
June 30, 1997       3,750,000 $ 375,000 $  66,383 $ (441,887)    $    (504)
                    ========= ========= ========= ==========     =========

























Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Cash Flows for the
New Hilarity Mining Company   Three Month Periods Ended
(Unaudited)                   June 30, 1997 and 1996
---------------------------------------------------------------------------

                                                  June 30,       June 30
                                                  1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                $ -0-          $ (32,141)
 Add item not requiring the use of cash:
   Unrealized loss on marketable securities                         32,141
                                                  -----          ---------
   Net cash flow used from
     operating activities                         $ -0-          $     -0-
                                                  -----          ---------

NET INCREASE IN CASH                                -0-                -0-


CASH AT BEGINNING OF PERIOD                         -0-                -0-
                                                  -----          ---------

CASH AT END OF PERIOD                             $ -0-          $     -0-
                                                  =====          =========



























Prepared by management.

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company             Notes to Financial Statements
(Unaudited)                             as of June 30, 1997


The financial statements of New Hilarity Mining Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, New Hilarity Mining Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in New Hilarity Mining Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc. These securities were written down to a
net realizable value of $2,143 as of June 30, 1996.    Total liabilities
are $7,468, which are comprised of advances from shareholder of $6,513 and advances from officer of $955.

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

     Dated this 6th day of August, 1997.

                              New Hilarity Mining Company
                              (Registrant)


                              BY: /s/ Terrence J. Dunne, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

     Dated this 6th day of August, 1997.


                              BY: /s/ Terrence J. Dunne, President