Form 10-Q
period 1997-09-30
NEW HILARITY MINING CO
filed 1997-11-14
CIK 71391

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

          Yes [    ]                         No   [ X ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997:

                                 3,750,000

                                  PART I

ITEM 1. Statement of Financial Position as of September 30, 1997 and March 31, 1997

          Statement of Operations for the Three and Six Month
          Periods Ended September 30, 1997 and September 30, 1996

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended September 30, 1997
          and September 30, 1996

          Statement of Cash Flows for the Three and Six Month
          Periods Ended September 30, 1997 and September 30, 1996

          Notes to Financial Statements as of September 30, 1997

New Hilarity Mining Company   Statement of Financial Position as of
(Unaudited)                   September 30, 1997 and March 31, 1997
---------------------------------------------------------------------------

                                  ASSETS

                                   December 31    December 31
CURRENT ASSET
  Marketable Securities, net of
   unrealized losses of $32,141    $    2,143     $    2,143
 Differed tax asset                     4,821          4,821
                                   ----------     ----------
TOTAL ASSETS                       $    6,964     $    6,964
                                   ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Advances from shareholder         $    6,513     $    6,513
 Advances from officer                  2,846            955
                                   ----------     ----------
     Total current liabilities     $    9,359          7,468
                                   ----------     ----------

STOCKHOLDERS' EQUITY
 Common Stock; $.10 par value;
   15,000,000 shares authorized;
   3,750,000 shares issued and
   outstanding                        375,000        375,000
 Additional paid-in capital            66,383         66,383
 Accumulated deficit                 (443,778)      (441,887)
                                   ----------     ----------
     Total stockholders' equity        (2,395)          (504)
                                   ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $    6,964     $    6,964
                                   ==========     ==========













Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Operations for the Three
New Hilarity Mining Company   and Six Month Periods Ended on as of
(Unaudited)                   September 30, 1997 and September 30, 1996
---------------------------------------------------------------------------

                                   Three Months             Six Months
                              9/30/97   9/30/96   9/30/97   9/30/96

REVENUES                      $     -0- $     -0- $    -0-  $     -0-
                              --------- --------- --------  ---------

OPERATING EXPENSES                1,891       -0-     1,891       -0-
                              --------- --------- --------- ---------


(LOSS) FROM OPERATIONS                (1,891)        -0-       (1,891)           -0-
                              --------- --------- --------- ---------

OTHER INCOME (LOSSES)
 Unrealized loss on marketable securities                               (32,141)


NET INCOME (LOSS)                  $   8,744 $     -0- $  (1,891)     $ (32,141)
                              ========= ========= ========= =========

NET INCOME (LOSS) PER SHARE        $  (0.001)     $     -0- $  (0.001)     $   (0.01)
                              ========= ========= =========      =========

WEIGHTED AVERAGE NUMBER OF
 SHARES                       3,750,000 3,250,000 3,750,000 3,250,000
                              ========= ========= ========= =========























Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Changes in Stockholders'
New Hilarity Mining Company   Equity for the Three Month Period
(Unaudited)                   Ended September 30, 1997 and September 30,
                         1996
---------------------------------------------------------------------------

                                        Additional
                         Common Stock   Paid-in   Accumulated
                    Shares    Amount    Capital   Deficit        Total
Balances as of
June 30, 1996       3,250,000 $ 325,000 $ 111,383 $ (462,120)    $(25,737)

Net (Loss)                                               -0-          -0-
                    --------- --------- --------- ----------     --------

Balances as of
September 30, 1996  3,250,000 $ 325,000 $111,383  $ (462,120)    $ (25,737)
                    ========= ========= ========  ==========     =========

Balances as of
June 30, 1997       3,750,000 $ 375,000 $ 66,383 $ (441,887)    $    (504)

Net (Loss)                                           (1,891)       (1,891)
                    --------- --------- --------- ----------     --------

Balances as of
September 30, 1997  3,750,000 $ 375,000 $ 66,383  $ (443,778)    $  (2,395)
                    ========= ========= ========  ==========     =========























Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Cash Flows for the
New Hilarity Mining Company   Three and Six Month Periods
(Unaudited)                   Ended September 30, 1997 and September 30,
                         1996
---------------------------------------------------------------------------

                                        Three Months             Six Months
                                   9/30/97   9/30/96   9/30/97   9/30/96

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                 $ (1,891) $  -0-    $ (1,891) $ (32,141)
 Add item not requiring the use of cash:
   Unrealized loss on
     marketable securities                                               32,141
 Increase in advances from officer              1,891               1,891
                                   --------  ------    --------  ---------
   Net cash used by
     operating activities                    -0-     -0-         -0-        -0-
                                   --------  ------    --------  ---------

NET INCREASE IN CASH                         -0-     -0-         -0-        -0-

CASH AT BEGINNING OF PERIOD                  -0-     -0-         -0-        -0-
                                   --------  ------    --------  ---------
CASH AT END OF PERIOD                   $    -0-  $  -0-    $    -0-  $     -0-
                                   ========  ======    ========  =========




























Prepared by management.

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company        Notes to Financial Statements
(Unaudited)                        as of September 30, 1997


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc. These securities were written down to a
net realizable value of $2,143 as of June 30, 1996.    Total liabilities
are $9,359, which are comprised of advances from shareholder of $6,513 and advances from officers of $2,846.

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

EXHIBITS

27        Financial Data Schedule

                                SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 14th day of November, 1997.

                              New Hilarity Mining Company
                              (Registrant)



                              BY: /s/ Terrence J. Dunne, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

     Dated this 14th day of November, 1997.


                              BY: /s/ Terrence J. Dunne, President