Form 10-Q
period 1997-12-31
NEW HILARITY MINING CO
filed 1998-02-20
CIK 71391

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997

                       Commission file number 1-3323

                        NEW HILARITY MINING COMPANY
          (Exact name of registrant as specified in its charter)

   IDAHO                                82-0183199
(State or other jurisdiction of         (IRS Employer
incorporation or organization)          Identification Number)

           717 W. Sprague Ave., Suite 1100 Washington Trust Bank
                        Spokane, Washington   99201-3915
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

          Yes [    ]                         No   [ X ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1997:

                                 3,750,000

                                  PART I

ITEM 1.   Statement of Financial Position as of December 31, 1997
          and March 31, 1997

          Statement of Operations for the Three Month and Nine
          Period Ended December 31, 1997 and 1996

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended December 31, 1997
          December 31, 1996

          Statement of Cash Flows for the Three Month and
          Nine Period Ended December 31, 1997 and 1996

          Notes to Financial Statements as of December 31, 1997

New Hilarity Mining Company   Statement of Financial Position as of
(Unaudited)                   December 31, 1997 and March 31, 1997
---------------------------------------------------------------------------

                                  ASSETS

                                             December 31,   March 31,
                                             1997           1997
CURRENT ASSET
  Marketable Securities, net of
  unrealized losses of $32,141               $    2,143     $   2,143
 Differed tax asset                               4,821         4,821
                                             ----------     ---------
     Total current assets                         6,964         6,964
                                             ----------     ---------
TOTAL ASSETS                                 $    6,964     $   6,964
                                             ==========     =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Advances from shareholder                   $    6,513     $   6,513
 Advances from officer                            3,001           955
                                             ----------     ---------
     Total current liabilities                    9,514         7,468
                                             ----------     ---------

STOCKHOLDERS' EQUITY
 Common Stock; $.10 par value;
   15,000,000 shares authorized;
   3,750,000 shares issued and
   outstanding                                  375,000       375,000
 Additional paid-in capital                      66,383        66,383
 Accumulated deficit                           (443,933)     (441,887)
                                             ----------     ---------
     Total stockholders' equity                  (2,550)         (504)
                                             ----------     ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $    6,964     $   6,964
                                             ==========     =========









Prepared by management.


The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company   Statement of Operations for the Three and Nine
(Unaudited)                   Month Periods Ended December 31, 1997 and 1996

---------------------------------------------------------------------------

                         Three Months             Nine Months
                         ---------------------    ---------------------
                         12/31/97     12/31/96    12/31/97     12/31/96
REVENUES                 $     -0-    $     -0-   $     -0-    $     -0-
                         ---------    ---------   ---------    ---------

OPERATING EXPENSES
 Transfer fees                            2,721                    2,721
 Directors' fees                          2,000                    2,000
 Legal                          155       1,000       2,046        1,000
 Consulting                               1,000                    1,000
                          ---------   ---------   ---------    ---------

   Total Operating Expenses     155       6,721       2,046        6,721
                          ---------   ---------   ---------    ---------

(LOSS) FROM OPERATIONS         (155)      (6,721)    (2,046)      (6,721)
                          ---------    ---------  ---------    ---------

OTHER INCOME (LOSSES)
 Unrealized loss on
   marketable securities                                         (32,141)
 Forgiveness of debt                      15,465                  15,465
                                       ---------               ---------

   Total Other Income (Losses)            15,465                 (16,676)
                                       ---------               ---------

NET INCOME (LOSS)        $    (155)    $   8,744  $  (2,046)   $ (23,397)
                         =========     =========   =========   =========

NET INCOME (LOSS)
  PER SHARE              $    (NIL)    $   0.002  $    (NIL)   $  (0.006)
                         =========     =========  =========    =========

















Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Changes in Stockholders'
New Hilarity Mining Company   Equity for the Three Month Period
(Unaudited)                   Ended December 31, 1997 and 1996
---------------------------------------------------------------------------

                                        Additional
                    Common Stock        Paid-in   Accumulated
                    Shares    Amount    Capital   Deficit        Total
Balances as of
September 30, 1996  3,250,000 $ 325,000 $ 111,383 $ (462,120)    $ (25,737)

Issuance of common
stock for services at
$.01 per share        500,000    50,000   (45,000)                   5,000

Net Income                                             8,744         8,744
                    --------- --------- --------- ----------     ---------

Balances as of
December 31, 1996   3,750,000 $ 375,000 $  66,383 $ (453,376)    $ (11,993)
                    ========= ========= ========= ==========     =========

Balances as of
September 30, 1997  3,750,000 $ 375,000 $  66,383 $ (443,778)    $  (2,395)

Net (Loss)                                              (155)         (155)
                    --------- --------- --------- ----------     ---------
Balances as of
December 31, 1997   3,750,000 $ 375,000 $  66,383 $ (443,933)    $  (2,550)
                    ========= ========= ========= ==========     =========





















Prepared by management.

The accompanying notes are an integral part of these financial statements.

                              Statement of Cash Flows for the
New Hilarity Mining Company   Three and Nine Month Periods Ended
(Unaudited)                   December 31, 1997 and 1996
---------------------------------------------------------------------------

                                      Three Months        Nine Months
                                      -----------------   -------------------
                                      12/31/97 12/31/96   12/31/97   12/31/96


CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                    $ (155)  $   8,744  $ (2,046)  $ (23,397)
 Add item not requiring the use of cash:
   Issuance of common stock for services           5,000                 5,000
   Unrealized loss on marketable securities                             32,141
 (Decrease) in accounts payable                  (12,739)              (12,739)
 Increase (decrease) in advances
   from officer                          155      (5,805)    2,046      (5,805)
 Increase in advances from shareholder             4,800                 4,800
                                      ------   ---------  --------   ---------
   Net cash flow used from
     operating activities                -0-         -0-       -0-         -0-
                                      ------   ---------  --------   ---------

NET INCREASE IN CASH                     -0-         -0-       -0-         -0-
                                      ------   ---------  --------   ---------

CASH AT BEGINNING OF PERIOD              -0-         -0-       -0-         -0-
                                      ------   ---------  --------   ---------

CASH AT END OF PERIOD                 $  -0-   $     -0-  $    -0-   $     -0-
                                      ======   =========  ========   =========























Prepared by management.

The accompanying notes are an integral part of these financial statements.

New Hilarity Mining Company             Notes to Financial Statements
(Unaudited)                             as of December 31, 1997


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc. These securities were written down to a
net realizable value of $2,143 as of June 30, 1996.   Total liabilities are
$9,514, which are comprised of advances from shareholder of $6,513 and advances from officer of $3,001.

The Company has no revenues. Any working capital needs are provided as loans or advances from officers.


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

     Dated this 20th day of February, 1998.

                              New Hilarity Mining Company
                              (Registrant)


                              BY: /s/ Terrence J. Dunne, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

     Dated this 20th day of February, 1998.


                              BY: /s/ Terrence J. Dunne, President