Form 10-K
period 1998-03-31
NEW HILARITY MINING CO
filed 1998-06-19
CIK 71391

=================================================================
                          UNITED STATES
                 SECURITY AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    AND EXCHANGE ACT OF 1934

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the year ended March 31, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period

Commission File Number     1-3323

                   NEW HILARITY MINING COMPANY
      (Exact name of Registrant as specified in its charter)

IDAHO                                82-0183199
(State of Incorporation              (IRS Employer ID
Organization)                        Number)

                     717 West Sprague Avenue
                            Suite 1105
                    Spokane, Washington  99201
             (Address of Principal Executive Offices)

Securities Registered Under Section 12 (g) of the Act:
  Title of Class    Common Stock, $.10 par value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 3 or 5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     [ X ]   YES [   ]      NO

  Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. [ X ]

The aggregate market value based on the average bid and asked prices of the Registrant's Common Stock held by non-affiliates of the Registrant at June 16, 1998, was approximately $177,500. As of June 16, 1998, there were 3,750,000 shares of the Registrant's Common Stock outstanding.

                        TABLE OF CONTENTS
PART I                                                 PAGE

Item 1.  Business   . .  . .  . .  . .  . .  . .  .    3

Item 2.  Properties   .  . .  . .  . .  . .  . .  .    3

Item 3.  Legal Proceedings    . .  . .  . .  . .  .    3

Item 4.  Submission of Matters to a
     Vote of Security Members . .  . .  . .  . .  .    3

PART II

Item 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters   .  . .  . .  . .  . .  .    3

Item 6.  Selected Financial Data   . .  . .  . .  .    4

Item 7.  Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations  . .  . .  . .  . .  . .  . .  .    4

Item 8.  Financial Statements . .  . .  . .  . .  .    6

Item 9.  Changes in and Disagreements with
     Accountants    . .  . .  . .  . .  . .  . .  .    12

PART III

Item 10. Directors and Executive Officers
     of the Registrant   . .  . .  . .  . .  . .  .    12

Item 11. Executive Compensation .  . .  . .  . .  .    12

Item 12. Security Ownership of Certain
     Beneficial Owners and Management   . .  . .  .    12

Item 13. Certain Relationships and Related
     Transactions   . .  . .  . .  . .  . .  . .  .    12

PART IV

Item 14. Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K  . .  . .  . .  . .  .    12

                              PART I

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders during the fiscal year ended March 31, 1998.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  The Registrant's common stock is traded on the OTC - Bulletin
Board under the symbol "NHYM."

                    FISCAL YEAR MARCH 31, 1997
QUARTER                              LOW BID HIGH BID

April 1, 1996 to June 30, 1996       $ .01     $ .01
July 1, 1996 to September 30, 1996   $ .01     $ .01
October 1, 1996 to December 31, 1996 $ .01     $ .01
January 1, 1997 to March 31, 1997    $ .01     $ .01

                    FISCAL YEAR MARCH 31, 1998
April 1, 1997 to June 30, 1997       $ .05     $ .07
July 1, 1997 to September 30, 1997   $ .05     $ .07
October 1, 1997 to December 31, 1997 $ .05     $ .07
January 1, 1998 to March 31, 1998    $ .05     $ .07

  As of March 31, 1998, there were 1,679 registered shareholders of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

  The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                      Year      Year      Year      Year      Year
                      Ended     Ended     Ended     Ended     Ended
                      3-31-98   3-31-97   3-31-96   3-31-95   3-31-94
Operating Revenue     $    -0-  $    -0-  $   -0-   $   -0-   $   -0-

Net (Loss)            $(4,721)  $(11,908) $   (40)  $(1,358)  $(9,422)

Net (Loss) Per Share  $ (.001)  $  (.003) $  (NIL)  $  (NIL)  $ (.003)

Total Assets          $ 6,964   $  6,964  $34,284   $34,284   $34,284

Working Capital       $(5,225)  $   (504) $ 6,404   $ 6,444   $ 7,802

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  The Company has ceased all exploratory mining activities and has abandoned all of its mining claims. The Company's only asset is 857,100 shares of common stock of United Mines, Inc., with an estimated market value of $2,143 as of March 31, 1998. Total liabilities are $12,189, which are comprised of advances from a shareholder ($6,513); advances from an officer ($3,176); and accrued expenses ($2,500).

  The Company accrued $2,500 in estimated costs of removing rock from a creek which was the result of an old mine dump site.

  The Company has no revenues. Any working capital needs are provided as loans or advances from the corporate officers or shareholders.

Item 8. FINANCIAL STATEMENTS

                             CONTENTS


                                                       Page

Statement of Financial Position
as of March 31, 1998 and 1997 . .  . .  . .  . .  .    F-1

Statement of Operations for the
Years Ended March 31, 1998,
1997 and 1996  . .  . .  . .  . .  . .  . .  . .  .    F-2

Statement of Changes in Stockholders'
Equity for the Years Ended
March 31, 1998, 1997 and 1996 . .  . .  . .  . .  .    F-3

Statement of Cash Flows for the
Years Ended March 31, 1998,
1997 and 1996  . .  . .  . .  . .  . .  . .  . .  .    F-4

Notes to Financial Statements . .  . .  . .  . .  .    F-5-F-6

NEW HILARITY MINING COMPANY   Statement of Financial Position as
(Unaudited)                             of March 31, 1998 and
1997

                              ASSETS

                                   March 31,   March 31,
                                   1998        1997
CURRENT ASSETS
 Marketable securities, net of
  allowance for unrealized
   Loss of $32,141 (Notes 1 and 2) $    2,143  $    2,143
 Deferred tax assets (Note 5)           4,821       4,821
                                   ----------  ----------
TOTAL ASSETS                       $    6,964  $    6,964
                                   ==========  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Advances from shareholder
   (Note 3)                        $    6,513  $    6,513
 Advances from officer (Note 3)         3,176         955
 Accrued expenses (Note 6)              2,500
                                   ----------  ----------
  Total current liabilities            12,189       7,468
                                   ----------  ----------

STOCKHOLDERS' EQUITY
 Common stock; $.10 par value; 15,000,000
   shares authorized; 3,750,000 shares
   issued and outstanding             375,000    375,000
 Additional paid-in capital            66,383     66,383
 Accumulated deficit                 (446,608)  (441,887)
                                   ----------  ---------
  Total stockholders' equity           (5,225)      (504)
                                   ----------  ---------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY             $    6,964  $   6,964
                                   ==========  =========






                     Prepared by management.

     The accompanying notes are an integral part of these
                     financial statements.

                              Statement of Operations for the
NEW HILARITY MINING COMPANY   Years Ended March 31, 1998, 1997
(Unaudited)                     and 1998

                           March 31  March 31   March 31
                           1998      1997       1996
REVENUES                   $    -0-  $     -0-  $  -0-
                           --------  ---------  ------
OPERATING EXPENSES
 Transfer and filing fees     2,221      3,676      40
 Mine cleanup work            2,500
 Consulting                              1,000
 Legal                                   1,000
 Directors' fees                         2,000
                           --------  ---------  ------
  Total operating expenses    4,721      7,676      40
                           --------  ---------  ------
(LOSS) FROM OPERATIONS       (4,721)    (7,676)    (40)
                           --------  ---------  ------
OTHER INCOME (LOSS)
 Forgiveness of debt                    23,088
 Unrealized loss on
   marketable securities               (32,141)
                                     ---------
  Total other (loss)                    (9,053)
                                     ---------
(LOSS) BEFORE
  INCOME TAX BENEFIT         (4,721)   (16,729)    (40)

INCOME TAX BENEFIT (NOTE 5)              4,821
                           --------  ---------   ------
NET (LOSS)                 $ (4,721) $ (11,908)  $  (40)
                           ========  =========   ======

NET (LOSS) PER SHARE       $  (.001) $   (.003)  $ (NIL)
                           ========  =========   ======


















                      Prepared by management

       The accompanying notes are an integral part of these
                      financial statements.

                              Statement of Changes in Stockholders'
NEW HILARITY MINING COMPANY          Equity for the years ended March 31,
(Unaudited)                     1998, 1997 and 1996

                                         Additional
                    Common Stock         Paid-In     Accumulated
                 Shares      Amount      Capital     Deficit       Total
Balances as of
March 31, 1995   3,250,000   $ 325,000   $ 111,383   $ (429,939)   $  6,444

Net (Loss)                                                  (40)        (40)
                 ---------   ---------   ---------   ----------    --------

Balances as of
March 31, 1996   3,250,000     325,000     111,383     (429,979)     6,404

Issuance of common
stock for services at
$.01 per share     500,000      50,000    (45,000)                    5,000

Net (Loss)                                             (11,908)     (11,908)
                ---------     --------  ---------   ----------     --------
Balances as of
March 31, 1997 3,750,000       375,000     66,383     (441,887)        (504)

Net (Loss)                                              (4,721)      (4,721)
               ---------      --------  ---------   ----------     --------

Balances as of
March 31, 1998 3,750,000     $ 375,000  $  66,383   $ (446,608)    $ (5,225)
               =========     =========  =========   ==========     ========


























                      Prepared by management

       The accompanying notes are an integral part of these
                      financial statements.

                              Statement of Cash Flows for the
NEW HILARITY MINING COMPANY          Years ended March 31, 1998, 1997
(Unaudited)                     and 1996

                              March 31     March 31       March 31
                              1998         1997           1996
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net (Loss)                   $ (4,721)    $ (11,908)     $ (40)
 Add/deduct items not
  requiring the use
  of cash:
   Issuance of common stock
    for services                               5,000
   Unrealized loss on
    marketable securities                     32,141
   Income tax benefit                         (4,821)
 Increase (Decrease) in
  accounts payable                           (12,739)       (40)
 Increase (Decrease) in
  advances from officers         2,221       (14,186)
 Increase in advances
  from shareholder                             6,513
 Increase in accrued expenses   2,500
                             --------      ---------     ------
  Net cash used from
    operating activities          -0-            -0-        -0-
                             --------      ---------     ------
NET INCREASE IN CASH              -0-            -0-        -0-

CASH AT BEGINNING OF YEAR         -0-            -0-        -0-
                             --------      ---------     ------

CASH AT END OF YEAR          $    -0-      $     -0-     $  -0-
                             ========      =========     ======
























                      Prepared by management

       The accompanying notes are an integral part of these
                      financial statements.

NEW HILARITY MINING COMPANY   Notes to Financial Statements
(Unaudited)

NOTE 1   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  The Company was originally incorporated as Lexington Mining Company on February 27, 1930 under the laws of the State of Idaho for the primary purpose of ining and exploring for nonferrous and precious metals, primarily silver, lead nd zinc. On April 17, 1945, the Company was reorganized, and the name changed to New Hilarity Mining Company. For many years the Company explored for precious metal deposits, but no commercial ore bodies were discovered. In early 1993, the Company abandoned its fifteen unpatented lode mining claims located in the Coeur d'Alene Mining District of Shoshone County, Idaho.

  Earnings (losses) per share are computed on the weighted average number of shares outstanding.

  Marketable trading securities are carried at market value which is based on published over-the-counter market quotes.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements nd the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The carrying amounts reported in the statement of financial position for accounts payable, advances from officers and shareholder approximate fair value because of the immediate of short-term maturity of these financial instruments.

NOTE 2  MARKETABLE SECURITIES

  The Company owns 857,100 shares of common stock of United Mines, Inc. As of March 31, 1997, these securities were reduced to their market value of $.0025 per share, with an allowance for unrealized loss of $32,141.

NOTE 3  RELATED PARTY TRANSACTIONS

  Current and former officers and a shareholder of the Company have periodically advanced money to the Company for various working capital requirements. These advances are non-interest bearing and are due upon demand.

NEW HILARITY MINING COMPANY   Notes to Financial Statements
(Unaudited)

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

NOTE 5  INCOME TAXES

  The Company has a net operating loss carryover of $401,922 to the fiscal year ended March 31, 1999. These loss carryovers will commence to expire in 2007. The Company has not recorded a deferred tax asset for the net operating loss carryover because it is highly uncertain if the Company will have future taxable income.

  The following temporary differences gave rise to the deferred tax asset and the income tax benefit:

       Allowance for unrealized loss
           Of $32,141 on marketable securities       $  4,821
                                                     ========

NOTE 6   ACCRUED EXPENSES

  The Company accrued a $2,500 liability for the estimated costs of cleaning-up an abandoned mining claim where mine waste rock had spilled into a creek.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

  None


                             PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Terry Dunne, 49, is the president of the Company and a director. Mr. Dunne is a Certified Public Accountant with over 26 years of experience in public accounting. Mr. Dunne has a Master Degree in Business Administration and a Master Degree in Taxation.

  Robert O'Brien, 63, is the secretary of the Company and a director. Mr. O'Brien has recently served as an officer and director of Gold Securities Corporation and Inland Resources, Inc. From 1977 to 1985, Mr. O'Brien was self employed as a general contractor, and from 1958 to 1976, he was executive vice-president of Hamer's, Inc., a chain of high fashion men's clothing stores located in Spokane, Washington. Currently, Mr. O'Brien owns and operates the Spokane Quotation Bureau. Mr. O'Brien graduated from Gonzaga University with a degree in economics.

Item 11.  EXECUTIVE COMPENSATION

  None

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Terry Dunne, the president of the Company, owns 150,000 shares of common stock.

  Robert O'Brien, the secretary of the Company owns 50,000 shares of common stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During the fiscal year ended March 31, 1998, Terry Dunne advanced $2,221 to the Company in order to pay for legal and filing fees.


                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

  None, other than what is already shown in this 10-K report.

  Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated this 16th day of June, 1998.


          New Hilarity Mining Company
          (Registrant)


          BY: /s/ Terrence J. Dunne
              Terrence J. Dunne, President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

  Dated this 16th day of June, 1998.


          BY: /s/ Terrence J. Dunne
              Terrence J. Dunne, President