Form 10-Q
period 1998-06-30
NEW HILARITY MINING CO
filed 1998-08-12
CIK 71391

=================================================================
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1998

                  Commission file number 1-3323

                   NEW HILARITY MINING COMPANY
      (Exact name of registrant as specified in its charter)

IDAHO                              82-0183199
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification Number)

                     717 West Sprague Avenue
                           Suite 1105
                      Washington Trust Bank
                       Spokane, Washington
             (Address of principal executive offices)

                              99201
                            (Zip Code)

                          (509) 462-0315
       (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]               No   [    ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

                            3,750,000

==================================================================

                              PART I

ITEM 1    Statement of Financial Position as of June 30, 1998 and
          March 31, 1998

          Statement of Operations for the Three Month Periods
          Ended June 30, 1998 and 1997

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended June 30, 1998 and 1997

          Statement of Cash Flows for the Three Month Periods
          Ended June 30, 1998 and 1997

          Notes to Financial Statements as of June 30, 1998

NEW HILARITY MINING COMPANY   Statement of Financial Position as
(UNAUDITED)                   of June 30, 1998 and March 31, 1998

                              ASSETS

                                     June 30,     March 31,
                                     1998         1998
CURRENT ASSETS
  Marketable securities, net
   of unrealized losses of
   $32,141                           $    2,143     $   2,143
  Deferred tax asset                      4,821         4,821
                                     ----------     ---------

     Total current assets                 6,964         6,964
                                     ----------     ---------
TOTAL ASSETS                         $    6,964     $   6,964
                                     ==========     =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Advances from shareholder          $    6,513     $   6,513
  Advances from officer                   3,661         3,176
  Accrued expenses                        2,500         2,500
                                     ---------      ---------
     Total current liabilities          12,674         12,189
                                     ---------      ---------

STOCKHOLDERS' EQUITY
  Common stock; $.10 par value;
   15,000,000 shares authorized;
   3,750,000 shares issued
   and outstanding                     375,000        375,000
  Additional paid-in capital            66,383         66,383
  Accumulated deficit                 (447,093)      (446,608)
                                     ---------      ---------
     Total stockholders' equity         (5,710)        (5,225)
                                     ---------      ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $   6,964      $   6,964
                                     =========      =========

                     Prepared by management.

      The accompanying notes are an integral part of these
                      financial statements.

NEW HILARITY MINING COMPANY   Statement of Operations For the
(UNAUDITED)                   Three Month Periods Ended June 30,
                              1998 and 1997

                                June 30,     June 30,
                                1998         1997
REVENUES                        $     -0-    $   -0-
                                ---------    --------

OPERATING EXPENSES
    Filing fees                       265
    Engineering fees                  220
                                ---------    --------
     Total operating expenses         485         -0-
                                ---------    --------

NET (LOSS)                      $    (485)   $    -0-
                                =========    ========

NET (LOSS) PER SHARE            $    (NIL)   $    -0-
                                =========    ========




















                     Prepared by management.

      The accompanying notes are an integral part of these
                      financial statements.

                              Statement of Changes in
NEW HILARITY MINING COMPANY   Stockholders' Equity For the Three
(UNAUDITED)                   Month Periods Ended June 30, 1998
                              and 1997

                                          Additional
                    Common Stock          Paid-in    Accumulated
                  Shares      Amount      Capital    Deficit      Total
Balances as of
March 31, 1997    3,750,000   $ 375,000   $ 66,383   $ (441,887)  $   (504)

Net (Loss)                                                  -0-        -0-
                  ---------   ---------   --------   ----------   --------
Balances as of
June 30, 1997     3,750,000   $ 375,000   $ 66,383   $ (441,887)  $   (504)
                  =========   =========   ========   ==========   ========

Balances as of
March 31, 1998    3,750,000   $ 375,000   $ 66,383   $ (446,608)  $ (5,225)

Net (Loss)                                                 (485)      (485)
                  ---------   ---------   --------   ----------   --------
Balances as of
June 30, 1998     3,750,000   $ 375,000   $ 66,383   $ (447,093)  $ (5,710)
                  =========   =========   ========   ==========   ========























                     Prepared by management.

      The accompanying notes are an integral part of these
                      financial statements.

NEW HILARITY MINING COMPANY   Statement of Cash Flows for the Three
(UNAUDITED)                   Month Periods Ended June 30, 1998 and
                              1997

                                         June 30,     June 30,
                                         1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss)                              $ (485)      $ -0-
                                            485
                                         ------       -----
  Net cash used from
    operating activities                    -0-         -0-
                                         ------       -----

NET INCREASE IN CASH                        -0-         -0-

CASH AT BEGINNING OF PERIOD                 -0-         -0-
                                         ------       -----

CASH AT END OF PERIOD                    $  -0-       $ -0-
                                         ======       =====






















                     Prepared by management.

      The accompanying notes are an integral part of these
                      financial statements.

NEW HILARITY MINING COMPANY   Notes to Financial Statements
(UNAUDITED)                   as of June 30, 1998



The financial statements of New Hilarity Mining Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, New Hilarity Mining Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in New Hilarity Mining Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company has ceased all mining activities. The Company's only tangible asset is 857,100 shares of United Mines, Inc. common stock, which have been written down to a net realizable value of $2,143. Total liabilities are $12,674, which are comprised of advances from shareholder of $6,513, advances from officer of $3,661 and accrued expenses for the estimated cost of removing mine waste rock from a creek, which was the result of mining activities several decades ago.

The Company has no revenues. Any working capital needs are provided as loans or advances from corporate officers.


                             PART II

ITEM 1 LEGAL PROCEEDINGS

     NONE

ITEM 2 CHANGES IN SECURITIES

     NONE

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5 OTHER INFORMATION

     NONE

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     NONE

                            SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 11th day of August, 1998.

                              New Hilarity Mining Company
                              (Registrant)

                              BY: /s/ Robert W.  O'Brien
                                Robert W. O'Brien,
                                  Secretary-Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated this 11th day of August, 1998.

                              BY: /s/ Robert W.  O'Brien
                                  Robert W. O'Brien,
                                  Secretary-Treasurer