Form 10-Q
period 1998-09-30
NEW HILARITY MINING CO
filed 1998-11-06
CIK 71391

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

BEGIN PAGE AT "START"

START*********************************************************************

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1998

                      Commission file number 1-3323

                       NEW HILARITY MINING COMPANY
          (Exact name of registrant as specified in its charter)

          IDAHO                                        82-0183199
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification Number)

                    717 W. Sprague Ave., Suite 1105
                       Washington Trust Bank Bldg.
                          Spokane, Washington
               (Address of principal executive offices)

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

Yes  (X)  No  ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes
 of common stock as of September 30, 1998:     5,489,560












****************************************************************************

Document Page 1 of 9

PART I





ITEM 1    Statement of Financial Position as of September 30, 1998
          and March 31, 1998

          Statement of Operations for the Three and Six Month
          Periods Ended September 30, 1998 and September 30, 1997

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended September 30, 1998 and September 30, 1997

          Statement of Cash Flows for the Three and Six Month
          Periods Ended September 30, 1998 and September 30,1997

          Notes to Financial Statements as of September 30, 1998









































Document Page 2 of 9

NEW HILARITY MINING COMPANY
Statement of Financial Position as of
September 30,1998 and March 31, 1998


                                                  September 30,     March 31,
                                                      1998            1998
                                                  _____________  _____________
                                      ASSETS

CURRENT ASSETS
   Cash
   Marketable securities, net of                  $        32    $       -
      allowance for unrealized Loss
      of $32,141                                        2,143          2,143
   Deferred tax asset                                   4,821          4,821
   Prepaid expenses                                    21,672            -
                                                  _____________  _____________
         Total Current Assets                          28,668          6,964
                                                  _____________  _____________
TOTAL ASSETS                                      $    28,668          6,964
                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                               $     1,785     $      -
   Advances from shareholder                              -            6,513
   Advances from officer                                1,140          3,176
   Accrued expenses                                     2,500          2,500
                                                  _____________  _____________
         Total Current Liabilites                       5,425         12,189
                                                  _____________  _____________

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value; 15,000,000
      shares authorized, 5,489,560 shares
      outstanding as of September 30, 1998
      and 3,750,000 shares outstanding as
      of March 31, 1998                               548,956        375,000
   Discount on common stock                           (64,084)           -
   Additional paid-in capital                             -           66,383
   Accumulated deficit                               (461,629)      (446,608)
                                                  _____________  _____________
         Total Stockholders' Equity                    23,243         (5,225)
                                                  _____________  _____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    28,668    $     6,964
                                                  =============  =============






Prepared by Management
The accompanying notes are an integral part of these financial statements.

Document Page 3 of 9

NEW HILARITY MINING COMPANY
Statement of Operations for the Three and Six Month Periods
Ended September 30, 1998 and September 30, 1997



                           Three Month Periods             Six Month Periods
                       ____________________________   ____________________________
                       September 30,  September 30,   September 30,  September 30,
                           1998          1997              1998           1997
                       _____________  _____________   _____________  _____________


REVENUES               $        -     $       -       $        -     $       -
                       _____________  _____________   _____________  _____________

OPERATING EXPENSES           14,536         1,891           15,021          1,891
                       _____________  _____________   _____________  _____________

NET (LOSS)             $    (14,536)       (1,891)         (15,021)        (1,891)
                       =============  =============   =============  =============

NET (LOSS) PER SHARE   $      (.002)  $      (NIL)    $      (.003)  $       (NIL)
                       =============  =============   =============  =============































Prepared by Management
The accompanying notes are an integral part of these financial statements.

Document Page 4 of 9

NEW HILARITY MINING COMPANY
Statement of Cash Flows for the Three and Six Month Periods
Ended September 30, 1998 and September 30, 1997


                           Three Month Periods             Six Month Periods
                       ____________________________   ____________________________
                       September 30,  September 30,   September 30,  September 30,
                           1998          1997              1998           1997
                       _____________  _____________   _____________  _____________

CASH FLOWS FROM
OPERATING ACTIVITIES

   Net (Loss)          $    (14,536)       (1,891)         (15,021)        (1,891)
   Add items not
     requiring the use
     cash:  Issuance of
     common stock for
     expenses                12,128           -             12,128            -
   Increase in
     accounts payable         1,785           -              1,785            -
   Increase in
     advances from
     officers                   655         1,891            1,140           1,891
                       _____________  _____________   _____________  _____________
     Net Cash Used
     From Operating
     Activities                  32           -                32              -
                       _____________  _____________   _____________  _____________

NET INCREASE IN CASH             32           -                32              -

CASH AT BEGINNING OF
  PERIOD                        -             -               -                -
                       _____________  _____________   _____________  _____________

CASH AT END OF PERIOD  $         32   $       -       $        32    $         -
                       =============  =============   =============  =============
















Prepared by Management
The accompanying notes are an integral part of these financial statements.

Document Page 5 of 9

NEW HILARITY MINING COMPANY
Statement of Changes in Stockholders' Equity for
The Three Month Period Ended September 30, 1998
And September 30, 1997

                                      Discount
                  Common Stock           on       Additional   Accumu-
              ______________________   Common      Paid-in      lated
                Shares      Amount      Stock      Capital     Deficit      Total
              __________  __________  __________  __________  __________  __________
                                                                          <s.
Balances as
  of June 30,
  1997         3,750,000  $ 375,000   $     -     $  66,383   $(441,887)  $    (504)

Net (Loss)           -          -           -           -         (1,891)    (1,891)
              __________  __________  __________  __________  __________  __________
Balances as
 of Sept. 30,
 1997         3,750,000   $ 375,000   $     -     $  66,383   $(443,778)  $  (2,395)
              ==========  ==========  ==========  ==========  ==========  ==========
Balances as
  of June 30,
  1998        3,750,000   $ 375,000   $     -     $  66,383   $(447,093)  $  (5,710)
Common stock
  issued for
  debt at
  $.025 per
  share         387,560      38,756         -       (29,067)        -         9,689
Common stock
  issued for
  Directors'
  fees at
  $.025 per
  share          60,000       6,000         -        (4,500)        -         1,500
Common stock
  issued for
  accounting
  services at
  $.025 per
  share         168,000     16,800          -       (12,600)        -         4,200
Common stock
  issued for
  consulting
  at $.025
  per share   1,100,000    110,000      (62,284)    (20,216)        -        27,500
Common stock
  issued for
  fees at
  $.025 per
  share           24,000     2,400       (1,800)         -          -           600
              __________  __________  __________  __________  __________  __________
Net (Loss)           -         -            -            -      (14,536)     (14,536)
              __________  __________  __________  __________  __________  __________
Balances at
  Sept. 30,
  1998        5,489,560   $ 548,956   $ (64,084)  $      -    $(461,629)  $   23,243
              ==========  ==========  ==========  ==========  ==========  ==========

Prepared by Mangement
The accompanying notes are an integral part of these financial statements. Document Page 6 of 9

                      NEW HILARITY MINING COMPANY
                    Notes to Financial Statements
                       as of September 30, 1998
                             (Unaudited)


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








































Document Page 7 of 9

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION



The Company has ceased all mining activities. The Company's primary tangible asset is 857,100 shares of United Mines, Inc. common stock, which have been written down to a net realizable value of $2,143. Total liabilities are $5,425, which are comprised of advances from an officer of $1,140, accounts payable of $1,785 and accrued expenses for the estimated cost of removing mine waste rock from a creek, which was the result of mining activities several decades ago.

During the quarter ended September 30, 1998, the company issued
1,739,560 shares of common stock for prior debt and various operating expenses.



PART II


ITEM 1    LEGAL PROCEEDINGS

          NONE

ITEM 2    CHANGES IN SECURITIES

          The company issued 387,560 shares of common stock for debt, and 1,352,000 shares for various services.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5    OTHER INFORMATION

          NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          NONE















Document Page 8 of 9

****************************************************************************
                                 SIGNATURES
****************************************************************************

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   New Hilarity Mining Company
                                   (Registrant)


       November 4, 1998                /s/ Terry Dunne
Dated:______________________       By: __________________________
                                       Terry Dunne,
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



       November 4, 1998                /s/ Terry Dunne
Dated:______________________       By: __________________________
                                       Terry Dunne,
                                       President


























Document Page 9 of 9