Form 10-Q
period 1998-12-31
NEW HILARITY MINING CO
filed 1999-01-25
CIK 71391

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

           For the quarterly period ended December 31, 1998

                      Commission file number 001-03323

                       NEW HILARITY MINING COMPANY
          (Exact name of registrant as specified in its charter)

          IDAHO                                        82-0183199
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification Number)

                       601 W. Main Ave. Suite 814
                          Spokane, Washington
               (Address of principal executive offices)

                              99201-3915
                              (Zip Code)

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

Yes  (X)  No  ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of December 31, 1998:     7,989,560














****************************************************************************

Document Page 1 of 10

PART I





ITEM 1    Statement of Financial Position as of December 31, 1998
          and March 31, 1998

          Statement of Operations for the Three and Nine Month
          Periods Ended December 31, 1998 and December 31, 1997

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended December 31, 1998 and
          December 31, 1997

          Statement of Cash Flows for the Three and Nine Month
          Periods Ended December 31, 1998 and December 31,1997

          Notes to Financial Statements as of December 31, 1998








































Document Page 2 of 10

NEW HILARITY MINING COMPANY
Statement of Financial Position as of
December 31,1998 and March 31, 1998


                                                   December 31,     March 31,
                                                      1998            1998
                                                  _____________  _____________
                                      ASSETS

CURRENT ASSETS
   Cash                                           $    55,895    $       -
   Marketable securities, net of
      allowance for unrealized loss
      of $32,141                                          -            2,143
   Prepaid expenses                                    15,992            -
   Deferred tax asset                                     -            4,821
                                                  _____________  _____________

TOTAL ASSETS                                      $    71,887          6,964
                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Advances from shareholder                      S       -       $    6,513
   Advances from officer                                  -            3,176
   Accrued expenses                                     2,500          2,500
                                                  _____________  _____________
         Total Current Liabilites                       2,500         12,189
                                                  _____________  _____________

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value; 15,000,000
      shares authorized, 7,989,560 shares
      outstanding as of December 31, 1998
      and 3,750,000 shares outstanding as
      of March 31, 1998                               798,956        375,000
   Discount on common stock                          (251,584)           -
   Additional paid-in capital                             -           66,383
   Accumulated deficit                               (477,985)      (446,608)
                                                  _____________  _____________
         Total Stockholders' Equity                    69,387         (5,225)
                                                  _____________  _____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    71,887    $     6,964
                                                  =============  =============







Prepared by Management
The accompanying notes are an integral part of these financial statements.

Document Page 3 of 10

NEW HILARITY MINING COMPANY
Statement of Operations for the Three and Nine Month Periods
Ended December 31, 1998 and December 31, 1997



                           Three Month Periods             Nine Month Periods
                       ____________________________   ____________________________
                        December 31,   December 31,    December 31,   December 31,
                           1998          1997              1998           1997
                       _____________  _____________   _____________  _____________


REVENUES               $        -     $       -       $        -     $       -
                       _____________  _____________   _____________  _____________

OPERATING EXPENSES            9,664           155           24,685          2,046
                       _____________  _____________   _____________  _____________

(LOSS FROM OPERATIONS)       (9,664)         (155)         (24,685)        (2,046)

OTHER INCOME (LOSS)
   Loss on marketable
      securities             (2,043)          -             (2,043)           -
   Interest income              172           -                172            -


                       _____________  _____________   _____________  _____________

      Total Other
       Income (Loss)         (1,871)          -             (1,871)           -
                       _____________  _____________   _____________  _____________

(LOSS) BEFORE
   PROVISION FOR
   INCOME TAXES             (11,535)         (155)         (26,556)        (2,046)
                       _____________  _____________   _____________  _____________

PROVISION FOR INCOME
   TAXES                      4,821           -              4,821            -
                       _____________  _____________   _____________  _____________

NET (LOSS)                  (16,356)         (155)         (31,377)        (2,046)

                       =============  =============   =============  =============

NET (LOSS) PER SHARE   $     (0.003)  $      (NIL)    $     (0.005)  $       (NIL)
                       =============  =============   =============  =============









Prepared by Management
The accompanying notes are an integral part of these financial statements.

Document Page 4 of 10

NEW HILARITY MINING COMPANY
Statement of Changes in Stockholders' Equity for
The Three Month Periods Ended December 31, 1998
And December 31, 1997

                                      Discount
                  Common Stock           on       Additional   Accumu-
              ______________________   Common      Paid-in      lated
                Shares      Amount      Stock      Capital     Deficit      Total
              __________  __________  __________  __________  __________  __________
Balances as
  of Sept. 30,
  1997         3,750,000  $ 375,000   $     -     $  66,383   $(443,778)  $  (2,395)

Net (Loss)           -          -           -           -          (155)       (155)
              __________  __________  __________  __________  __________  __________
Balances as
 of Dec. 31,
 1997         3,750,000   $ 375,000   $     -     $  66,383   $(443,933)  $  (2,550)
              ==========  ==========  ==========  ==========  ==========  ==========



Balances as
  of Sept. 30,
  1998        5,489,560   $ 548,956   $ (64,084)  $     -     $(461,629)  $  23,243
Common stock
  issued for
  cash at
  $.025 per
  share        2,500,000    250,000    (187,500)        -           -        62,500

Net (Loss)           -         -            -           -       (16,356)    (16,356)
              __________  __________  __________  __________  __________  __________
Balances at
  Sept. 30,
  1998        7,989,560   $ 798,956   $(251,584)  $     -     $(477,985)  $   69,387
              ==========  ==========  ==========  ==========  ==========  ==========


















Prepared by Mangement
The accompanying notes are an integral part of these financial statements.

Document Page 5 of 10

NEW HILARITY MINING COMPANY
Statement of Cash Flows for the Three and Nine Month Periods
Ended December 31, 1998 and December 31, 1997

                           Three Month Periods            Nine Month Periods
                       ____________________________   ____________________________
                        December 31,   December 31,    December 31,   December 31,
                           1998          1997              1998           1997
                       _____________  _____________   _____________  _____________
CASH FLOWS FROM
OPERATING ACTIVITIES
   Net (Loss)          $    (16,356)         (155)         (31,377)        (2,046)
   Add items not
     requiring the use
     cash:  Issuance of
     common stock for
     expenses                   -             -             12,128            -
     Loss on marketable
     securities                2,043          -              2,043            -
   Decrease in
     deferred tax asset        4,821          -              4,821            -
   Decrease in prepaid
     expenses                  5,680          -              5,680            -
   (Decrease) in accounts
     payable                  (1,785)         -                -              -
   Increase (Decrease) in
     advances from
     officers                 (1,140)         155              -            2,046
                       _____________  _____________   _____________  _____________
     Net Cash Used
     From Operating
     Activities               (6,737)         -             (6,705)           -
                       _____________  _____________   _____________  _____________

CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds from sale
     of marketable
     securities                 100           -                100            -
                       _____________  _____________   _____________  _____________

CASH FLOWS FROM
FINANCING ACTIVITIES
   Proceeds from sale
     of common stock         62,500           -             62,500            -
                       _____________  _____________   _____________  _____________

NET INCREASE IN CASH         55,863           -             55,895            -

CASH AT BEGINNING OF
  PERIOD                         32           -                -              -
                       _____________  _____________   _____________  _____________

CASH AT END OF PERIOD  $      55,895  $       -       $     55,895    $       -
                       =============  =============   =============  =============

Prepared by Management
The accompanying notes are an integral part of these financial statements. Document Page 6 of 10

                      NEW HILARITY MINING COMPANY
                    Notes to Financial Statements
                       as of December 31, 1998
                             (Unaudited)


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







































Document Page 7 of 10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The Company sold its 857,100 shares of United Mines, Inc. common stock for $100, realizing a loss of $2,043. The Board of Directors searched for a buyer for these securities for about six months, hoping for a sale in the vicinity of $2,000 to $3,000. When no buyer could be found within that price range, the Board decided to sell the securities for $100. During October and November of 1998, the Company sold 2,500,000 shares of it's common stock at $ .025 per share to several accredited investors from the State of Washington under a Regulation D, 506 private placement. The Company has no specific purpose for these funds other than for general working capital requirements.

During December, 1998, the Company hired a contractor to remove waste rock from a creek, which was the result of limited exploration mining activities several decades ago. This work is anticipated to cost about $2,500, and when completed, should totally satisfy any possible inquiries from any government agency.

The Company incurred normal operating expenses during the quarter ended December 31, 1998 of $9,664, after the sale of marketable securities, recorded a reversal of a deferred tax asset ($4,821), which resulted in a provision for income taxes (an income tax benefit had been recorded previously).

The Company has considered how the year 2000 issues (Y2K problem) may affect its operations. First, the Company is relatively inactive, and therefore does not keep any of its accounting records on the computer. Second, the Company has discussed this issue with its independent stock transfer agent, and the agent represented that they are ready for the year 2000. In short, the year 2000 issue would not have a material effect on the Company's business, results of operations or financial condition.






























Document Page 8 of 10

PART II


ITEM 1    LEGAL PROCEEDINGS

          NONE

ITEM 2    CHANGES IN SECURITIES

          The company issued 2,500,000 shares of common stock for cash.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5    OTHER INFORMATION

          NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          NONE


































Document Page 9 of 10

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



                                   New Hilarity Mining Company
                                   (Registrant)


       January 13, 1998                /s/ Terry Dunne
Dated:______________________       By: __________________________
                                       Terry Dunne,
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



       January 13, 1998                /s/ Terry Dunne
Dated:______________________       By: __________________________
                                       Terry Dunne,
                                       President




























Document Page 10 of 10