Form 10-K
period 1999-03-31
NEW HILARITY MINING CO
filed 1999-06-30
CIK 71391

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

BEGIN PAGE AT "START"

START**************************************************************************


                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended March 31, 1999

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE  ACT OF  1934  (NO  FEE  REQUIRED) For  the  transition  period

                            Commission  File  Number
                                      001-03323

                               NEW HILARITY, INC.
                     (FORMERLY NEW HILARITY MINING COMPANY)
             (Exact name of registrant as specified in its charter)

                 NEVADA                                       91-1978600
(State  of  Incorporation  or  Organization)         (IRS  Employer  ID  Number)

                5102 S. MORRILL LANE, SPOKANE, WASHINGTON  99223
                    (Address of Principal Executive Offices)

                                 (509) 448-5128
                           (Registrant's Telephone Number)

Securities  Registered  Under  Section  12  (b)  of  the  Act:
                                      NONE
                                (Title of Class)

Securities  Registered  Under  Section  12  (g)  of  the  Act:
                          COMMON STOCK, $.001 PAR VALUE
                                  (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.  (X)  YES      ( )    NO

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at June 18, 1999 was approximately $1,061,697. As of June 18, 1999, there were 7,989,560 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item  1.   Business                                                            3

Item  2.   Properties                                                          3

Item  3.   Legal  Proceedings                                                  3

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Members         3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                              4

Item  6.   Selected  Financial  Data                                           5

Item  7.   Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                           5

Item  8.   Financial  Statements                                               5

Item  9.   Changes  in  and  Disagreements  with  Accountants                  5

                                    PART III

Item  10.  Directors  and Executive Officers of the Registrant                 6

Item  11.  Executive  Compensation                                             6

Item  12.  Security Ownership of Certain Beneficial Owners and Management      6

Item  13.  Certain Relationships and Related Transactions                      6

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    6

SIGNATURES                                                                     7

FINANCIAL STATEMENTS                                                       F1-F8















Document page 2

                                     PART I

Item  1  -  BUSINESS

The registrant was incorporated under the laws of the State of Idaho on February 27, 1930, for the primary purpose of exploring and the development of mining properties. Prior to 1993, the Company had owned fifteen unpatented lode mining claims in the Coeur d'Alene Mining District of Shoshone County, Idaho. Due to the increased fees from the Bureau of Land Management on unpatented mining claims, and the depressed prices for silver and lead, the Company decided to abandon these mining claims in 1993. During the fiscal year ended March 31, 1999, the company discovered through extensive research that it owned 37 acres of timbered real estate located in Shoshone County, Idaho.


Item  2  -  PROPERTIES

The company owns 37 acres contiguous timbered real estate about three miles southeast of the town of Pinehurst, Idaho. A recent appraisal listed timber values of $39,354 and bare land value of $9,250 for a total value of $48,604.

Item  3  -  LEGAL  PROCEEDINGS

     The  registrant  is  not  a  party  to  any  litigation.

Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On March 15, 1999, New Hilarity Mining Company held a special meeting of shareholders pursuant to proper notice. The matters to be voted on included:

1.     A  proposal  to  reincorporate  under  the  laws  of the State of Nevada;
2.     A  proposal  to  change the name of the Corporation to New Hilarity, Inc.
3. A proposal to increase authorized common stock to 100,000,000 shares, $.001 par value;
4. A proposal to adopt officer and director liability indemnification provisions; and
5. A proposal to merge with the Company's wholly owned Nevada subsidiary, New Hilarity, Inc.
At the meeting, 5,144,205 shares were represented out of 7,989,560 shares issued and outstanding. This established a quorum for the proposed actions. The votes were tallied and all actions were approved by the required majority votes. No shareholders dissented from the actions.

The Company's fiscal year ends on March 31 of each year. The Company will hold its annual shareholders' meeting for the election of directors later this year.

No other matters were submitted to a vote of the security holders of New Hilarity Mining Company during the period covered by this report.









Document page 3

                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

The registrant's common stock is traded on the OTC - Bulletin Board (symbol of "NHYM")

                           FISCAL YEAR MARCH 31, 1998
                           --------------------------

   QUARTER                              LOW  BID                          HIGH  BID
-------------------------------------   --------                          ---------
April  1, 1997 to June 30, 1997           $ .05                            $ .07

July  1, 1997 to September 30, 1997       $ .05                            $ .07

October 1, 1997 to December 31, 1997      $ .05                            $ .07

January  1,  1998 to March 31, 1998       $ .05                            $ .07

                           FISCAL YEAR MARCH 31, 1999
                           --------------------------

   QUARTER                              LOW  BID                          HIGH  BID
-------------------------------------   --------                          ---------

April  1, 1998 to June 30, 1998           $ .03                            $ .03

July  1,  1998 to September  30, 1998     $ .03                            $ .03

October  1, 1998 to December 31, 1998     $ .03                            $ .03

January  1,  1999 to March 31, 1999       $ .03                            $ .18


As of March 31, 1999, there were 1,585 registered shareholders of the Company's common stock.


















Document page 4

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                      Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                        3-31-99     3-31-98     3-31-97    3-31-96      3-31-95
                      ----------  ----------  ----------  ----------  ----------
Operating  Revenue    $      -0-  $      -0-  $      -0-  $      -0-  $      -0-

Net  (Loss)           $ (44,488)  $  (4,721)  $ (11,908)  $     (40)  $  (1,358)

Net (Loss) Per Share  $   (.007)  $   (.001)  $   (.003)  $    (NIL)  $    (NIL)

Total Assets          $  58,343   $   6,964   $   6,964   $  34,284   $  34,284

Working  Capital      $  56,276   $  (5,225)  $    (504)  $   6,404   $   6,444


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company has been an inactive mining company for many years but owns 37 acres of timbered real estate located in Shoshone County, Idaho. A recent appraisal shows a total value of $48,604, of which $39,354 is comprised of timber, and $9,250 consists of bare land.

The working capital increased from a negative $5,225 as of March 31, 1998 to a positive $56,276 as of March 31, 1999. This reversal in working capital was primarily due to the sale of 2,500,000 shares of common stock at $.025 per share for a total of $62,500. This sale of common stock, through a Regulation D, 506, occurred in the fall of 1998. The company intends to sell its real estate but has not yet identified any potential buyers.

The company's net operating loss increased from $4,721 for the year ended March 31, 1998 to $44,488 for the year ended March 31, 1999. This increased loss was primarily due to expenses related to the shareholders' meeting, and various legal, accounting and consulting fees.

Item  8  -  FINANCIAL  STATEMENTS

A complete set of audited financial statements for the year ended March 31, 1999 is included, with comparative unaudited financial statements for prior years

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

The Company retained Williams and Webster, CPAs to audit the financial statements for the year ended March 31, 1999. Prior to this fiscal year, the Company did not have an independent auditor.








Document page 5

                                    PART III


Item  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

John R. Coghlan, 56, is the President of the company and a director. Mr. Coghlan is a graduate of the University of Montana in 1965 with a major in business administration. Mr. Coghlan is a Certified Public Accountant in the State of Washington and is a member of the American Institute of Certified Public Accountants. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange listed company, and he was employed by Labor Ready, Inc. from March 1987 through December 1996, when he retired. Since his retirement, Mr. Coghlan has worked in private investments.

Robert O'Brien, 64, is the Secretary of the Company and a director. Mr. O'Brien has recently served as an officer and director of Gold Securities Corporation and Inland Resources, Inc. From 1977 to 1985, Mr. O'Brien was self-employed as a general contractor, and from 1958 to 1976, he was executive vice-president of Hamer's, Inc.

Item  11  -  EXECUTIVE  COMPENSATION

No executive received compensation for 1998 which would equal or exceed the required reporting amount of $100,000.

Item  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

John R. Coghlan, the President of the company, owns 1,284,820 shares of common stock. Robert O'Brien, the Secretary of the company, owns 404,000 shares of common stock. Terry Dunne, a shareholder, owns 1,245,000 shares of common stock.

Item  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None

                                     PART IV

Item  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

The Financial Statements are found on pages F-1 through F-11 of this Form 10-K. The Financial Statement Table of Contents is on Page F-2. No other exhibits are required to be filed with this Form 10-K.

No reports on Form 8-K were filed or required to be filed during the period covered by this Form 10-K.












Document page 6

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



                                   New Hilarity Mining Company
                                   (Registrant)


       June 24, 1998                   /s/ John R. Coghlan
Dated:______________________       By: __________________________
                                       John R. Coghlan
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



       June 24, 1999                  /s/ John R. Coghlan
Dated:______________________       By: __________________________
                                       John R. Coghlan
                                       President

                               NEW HILARITY MINING COMPANY

                                    TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT                                             F-1

FINANCIAL STATEMENTS

     Balance Sheets                                                      F-2

     Statements of Operations                                            F-3

     Statements of Stockholder's Equity (Deficit)                        F-4

     Statements of Cash Flows                                            F-5

NOTES TO FINANCIAL STATEMENTS                                            F-6

(LETTERHEAD
 WILLIAMS & WEBSTER, P.S.
 SPOKANE, WA 99201)

                             INDEPENDENT  AUDITOR'S  REPORT

Board  of  Directors
New  Hilarity  Mining  Company
Spokane,  Washington


We have audited the accompanying balance sheet of New Hilarity Mining Company as of March 31, 1999, and the related statements of operations, stockholders' equity and cash flows, for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Hilarity Mining Company as of March 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The balance sheet as of March 31, 1999 and the accompanying statements of operations and cash flows for the years ended March 31, 1998 and March 31, 1997 were not audited by us, and accordingly, we express no opinion on them.


/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Spokane, Washington
May 20, 1999




















Document page F1

NEW HILARITY MINING COMPANY
BALANCE SHEETS

                                                                MARCH 31
                                                 -----------------------------------
                                                        1999         1998 (UNAUDITED)
                                                 -----------------   ---------------
A S S E T S

CURRENT ASSETS
  Cash                                           $      48,030       $         -
  Marketable securities, net of allowance for
     unrealized loss of $32,141                            -                 2,143
  Prepaid expenses                                      10,313                 -
  Deferred tax asset                                       -                 4,821
                                                 -----------------   ---------------
                 TOTAL CURRENT ASSETS                   58,343               6,964
                                                 -----------------   ---------------

PROPERTY                                                   -                   -
                                                 -----------------   ---------------

                 TOTAL ASSETS                    $      58,343       $       6,964
                                                 =================   ===============

L I A B I L I T I E S  &  S T O C K H O L D E R S ' E Q U I T Y  ( D E F I C I T )

CURRENT LIABILITIES
  Accounts payable                               $      2,067          $       -
  Advances from shareholder                               -                  6,513
  Advances from officer                                   -                  3,176
  Accrued expenses                                        -                  2,500
                                                 -----------------   ---------------

                 TOTAL CURRENT LIABILITIES              2,067               12,189
                                                 -----------------   ---------------

COMMITMENTS AND CONTINGENCIES                             -                    -
                                                 -----------------   ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $0.10 par value;
    15,000,000 shares authorized;
    7,989,560 and 3,750,000 shares issued
    and outstanding respectively                      798,956              375,000
Discount on common stock                             (251,584)                 -
Additional paid-in capital                                -                 66,383
Accumulated deficit                                  (491,096)            (446,608)
                                                 -----------------   ---------------
          Total  stockholders' equity (deficit)        56,276               (5,225)
                                                 -----------------   ---------------
                 TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY (DEFICIT)   $     58,343         $     6,964
                                                 =================   ===============



The accompanying notes are an integral part of these financial statements

Document page F2

NEW HILARITY MINING COMPANY
STATEMENTS OF OPERATIONS

                                            For the Years Ended March 31,
                                ----------------------------------------------------
                                      1999         1998(Unaudited)   1997(Unaudited)
                                ----------------  -----------------  ---------------

REVENUES                        $          -       $        -        $        -
                                ----------------  -----------------  ---------------

OPERATING EXPENSES
     Transfer and filing fees            6,922            2,221             3,676
     Mine  cleanup  work                   705            2,500               -
     Consulting                         17,188              -               1,000
     Professional  fees                 10,005              -               1,000
     Printing  and  postage              1,555              -                 -
     Other  operating  expenses            270              -                 -
     Directors' fees                     1,500              -               2,000
                                ----------------  -----------------  ---------------
     Total operating expenses           38,145            4,721             7,676
                                ----------------  -----------------  ---------------

LOSS FROM OPERATIONS                   (38,145)          (4,721)           (7,676)
                                ----------------  -----------------  ---------------

OTHER INCOME (EXPENSES)
     Unrealized  loss  on
       marketable  securities              -                -             (32,141)
     Loss on marketable securities      (2,043)             -                 -
     Interest expense                      (80)             -                 -
     Interest income                       601              -                 -
                                ----------------  -----------------  ---------------
TOTAL OTHER INCOME (EXPENSES)           (1,522)             -             (32,141)
                                ----------------  -----------------  ---------------
LOSS BEFORE EXTRAORDINARY ITEMS        (39,667)          (4,721)          (39,817)

EXTRAORDINARY ITEMS
     Forgiveness of debt                   -                -              23,088
                                ----------------  -----------------  ---------------

LOSS BEFORE INCOME TAXES               (39,667)          (4,721)          (16,729)

PROVISION FOR INCOME TAXES
     Current                               -                -                 -
     Deferred                            4,821              -              (4,821)
                                ----------------  -----------------  ---------------

NET LOSS                        $      (44,488)   $      (4,721)     $    (11,908)
                                ================  =================  ===============

NET LOSS PER SHARE              $      (0.0074)   $     (0.0013)     $    (0.0034)
                                ================  =================  ===============

WEIGHTED AVERAGE SHARES              6,001,594        3,750,000         3,474,658
                                ================  =================  ===============

The accompanying notes are an integral part of these financial statements

Document page F3

NEW HILARITY MINING COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY

             Common Stock            Discount on   Additional
             ----------------------  Common        Paid-in     Accumulated
             Shares      Amount      Stock         Capital     Deficit       Total
             ----------  ----------  -----------  -----------  ------------  -----------
Balance,
3-31-1996
(Unaudited)   3,250,000  $  325,000   $      -    $  111,383   $  (429,979)  $    6,404
Issuance of
 common stock
 for services
 at $0.01
 per share      500,000      50,000          -      (45,000)           -          5,000
Net loss            -           -            -          -          (11,908)     (11,908)
             ----------  ----------  -----------  -----------  ------------  -----------
Balance,
3-31-1997
(Unaudited)   3,750,000     375,000          -       66,383       (441,887)        (504)
Net loss            -           -            -          -           (4,721)      (4,721)
             ----------  ----------  -----------  -----------  ------------  -----------
Balance,
3-31-1998
(Unaudited)   3,750,000     375,000          -       66,383       (446,608)      (5,225)
Common stock
 issued for debt
 at $0.025
 per share      387,560     38,756           -      (29,067)           -          9,689
Common stock
 issued for
 directors fees
 at $0.025
 per share       60,000      6,000           -       (4,500)           -          1,500
Common stock
 issued for
 accounting
 services
 at $0.025
 per share      168,000     16,800           -      (12,600)           -         4,200
Common stock
 issued for
 consulting at
 $0.025
 per share    1,100,000    110,000       (62,284)   (20,216)           -        27,500
Common stock
 issued for fees
 at $0.025
 per share       24,000     2,400         (1,800)       -              -           600
Common stock
 issued for cash
 at $.025
 per share    2,500,000    250,000      (187,500)       -              -        62,500
Net loss            -          -             -          -          (44,488)    (44,488)
             ----------  ----------  -----------  -----------  ------------  -----------
Balance,
3-31-1999     7,989,560  $ 798,956   $ (251,584)  $     -      $  (491,096)  $  56,276
             ==========  ==========  ===========  ===========  ============  ===========

The accompanying notes are an integral part of these financial statements Document page F4
NEW HILARITY MINING COMPANY
STATEMENTS OF CASH FLOWS

                                            For the Years Ended March 31,
                                ----------------------------------------------------
                                      1999         1998(Unaudited)   1997(Unaudited)
                                ----------------  -----------------  ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES
     Net loss                   $      (44,488)   $       (4,721)    $     (11,908)
Adjustments to reconcile net
  loss to net cash used by
  operating activities
    Issuance of common stock
      for services                      33,800               -               5,000
Unrealized loss on
  marketable securities                    -                 -              32,141
Income  taxes                            4,821               -              (4,821)
(Increase) decrease in:
  Marketable securities                  2,143               -                 -
  Prepaid expenses                     (10,313)              -                 -
Increase (decrease) in:
  Accounts  payable                      2,067               -             (12,739)
Advances from shareholder                   -                -               6,513
Advances from officer                       -              2,221           (14,186)
Accrued expenses                         (2,500)           2,500               -
                                ----------------  -----------------  ---------------
NET CASH USED BY OPERATING
  ACTIVITIES
                                        (14,470)             -                 -
                                ----------------  -----------------  ---------------
CASH FLOWS FROM INVESTING
  ACTIVITIES                                -                -                -
                                ----------------  -----------------  ---------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from issuance of
    common stock                        62,500               -                -
                                ----------------  -----------------  ---------------
NET INCREASE (DECREASE)
  IN CASH                               48,030               -                -

CASH AT BEGINNING OF YEAR                  -                -                 -
                                ----------------  -----------------  ---------------
CASH AT END OF YEAR             $      48,030     $         -        $        -
                                ================  =================  ===============
SUPPLEMENTAL DISCLOSURES
  Interest paid                 $          80     $         -        $        -
                                ================  =================  ===============
  Taxes paid                    $         -       $         -        $        -
                                ================  =================  ===============
Non-cash financing activities:
  Common stock issued for
    services                    $      33,800     $        -          $     5,000
Common stock issued for debt    $       9,689     $        -          $       -


The accompanying notes are an integral part of these financial statements

Document page F5

NEW HILARITY MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 1999

NOTE  1-  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

The Company was originally incorporated as Lexington Mining Company on February 27, 1930 under the laws of the State of Idaho for the primary purpose of mining and exploring for nonferrous and precious metals, primarily silver, lead and zinc. On April 17, 1945, the Company was reorganized, and the name changed to New Hilarity Mining Company. For many years the Company explored for precious metal deposits, but no commercial ore bodies were discovered. In early 1993, the Company abandoned its fifteen unpatented lode-mining claims located in the Coeur d'Alene Mining District of Shoshone County, Idaho.

Subsequent to March 31, 1999, in April 1999, the Company reorganized under the laws of the State of Nevada and changed its name to New Hilarity, Inc.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Loss per share - Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Marketable Securities - Marketable trading securities are carried at market value, which is based on published over-the-counter market quotes.

NOTE  3  -  MARKETABLE  SECURITIES

The Company owned 857,100 shares of the common stock of United Mines, Inc. As of March 31, 1997, these securities were reduced to their market value of $0.0025 per share, with an allowance of unrealized loss of $32,141. As of March 31, 1999 these securities had been sold at a realized loss of $2,043.

NOTE  4  -  PROPERTY

The Company owns a 37-acre tract of timbered land in Shoshone County, Idaho. Prior to 1993, all the timber had been harvested and all capitalized costs expensed. The timber currently on the land represents new growth and the property, including timber, has been appraised at approximately $48,000 by an independent expert.






Document page F6

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Current and former officers and a shareholder of the Company have periodically advanced money to the Company for various working capital requirements. These advances are typically non-interest bearing and due upon demand. As of March 31, 1999, no amounts were payable to officers or shareholders

NOTE  6  -  COMMON  STOCK

The Company was originally incorporated on February 27, 1930, with an authorized captial of 2,000,000 shares of assessable common stock with a par value of $0.05 per share. On April 17, 1945, the shareholders increased the authorized common stock to 3,000,000 shares with a par value of $0.10 per share and the common stock was changed from assessable to non-assessable. On August 18, 1982, the shareholders increased the authorized common stock to 15,000,000 shares with a par value of $0.10 per share.

Subsequent to March 31, 1999, in April 1999, the shareholders increased the authorized common stock to 100,000,000 shares with a par value of $0.001 per share.

NOTE  7  -  INCOME  TAXES

The Company has a net operating loss carryover of approximately $400,000 at March 31, 1999. These loss carryovers will commence to expire in 2007. The
Company has not recorded a deferred tax asset for the net operating loss carryover because it is uncertain if the Company will have adequate future taxable income to offset these losses.

The following temporary differences give rise to the deferred tax asset and the income tax benefit for the year ended March 31, 1999:

          Allowance  of  unrealized  loss  of  $32,141
             on  marketable  securities                         $  4,821
                                                                ========

NOTE  8  -  ACCRUED  EXPENSES

The Company accrued a $2,500 liability at March 31, 1998 for the estimated costs of cleaning-up an abandoned mining claim where mine waste rock had spilled into a creek. This liability was fully paid as of March 31, 1999 with additional clean-up costs of $705.

NOTE  9  -  SUBSEQUENT  EVENT

Subsequent  to  March  31,  1999,  the  following  events  occurred:

     * In April 1999 the Company reorganized under the laws of the State of Nevada changing its name to New Hilarity, Inc. (See Note 1.)

     * In April 1999, the shareholders increased the authorized common stock to 100,000,000 shares with a par value of $0.001. (See Note 6.)








Document page F7

NOTE  10  -  THE  YEAR  2000

The Company has reviewed its readiness for the year 2000 and is not aware of any needs to modify its data processing systems. The Company is in the process of reorganizing with limited transactions and therefore expects to easily implement the usage of Y2K compliant processing systems as transactions increase. The Company does not expect the year 2000 to have a significant impact on operations.