Form 10-Q
period 1999-06-30
NEW HILARITY MINING CO
filed 1999-08-16
CIK 71391

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

           For the quarterly period ended June 30, 1999

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

Yes  (X)  No  ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of June 30, 1999:     7,989,560














****************************************************************************

                                     PART I





ITEM  1   Statement  of  Financial  Position  as  of  June  30,  1999
          and  March  31,  1999

          Statement  of  Operations  for  the  Three  Month
          Periods  Ended  June  30,  1999  and  1998

          Statement  of  Changes  in  Stockholders'  Equity
          for  the  Three  Month  Periods  Ended  June  30,  1999  and  1998

          Statement  of  Cash  Flows  for  the  Three  Month
          Periods  Ended  June  30,  1999  and  1998

          Notes  to  Financial  Statements  as  of  June  30,  1999

NEW HILARITY MINING COMPANY
Statement of Financial Position as of
June 30,1999 and March 31, 1999


                                                    June 30,        March 31,
                                                      1999            1999
                                                  _____________  _____________
                                      ASSETS

CURRENT ASSETS
   Cash                                           $    38,992    $    48,030
   Prepaid expenses                                     5,156         10,313
                                                  _____________  _____________
         Total Current Assets                          44,148         58,343
                                                  _____________  _____________
TOTAL ASSETS                                      $    44,148         58,343
                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                               $       165    $     2,067
                                                  _____________  _____________

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value; 15,000,000
      shares authorized, 7,989,500 shares
      outstanding as of March 31, 1999                    -          798,956
   Common stock, $.001 par value; 100,000,000
      shares authorized, 7,989,500 shares
      outstanding as of June 30, 1999                   7,990            -
   Additional paid-in capital                         539,382            -
   Discount on common stock                               -         (251,584)
   Accumulated deficit                               (503,389)      (491,096)
                                                  _____________  _____________
         Total Stockholders' Equity                    43,983         56,276
                                                  _____________  _____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    44,148    $    58,343
                                                  =============  =============














Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY
Statement of Operations for the Three Periods
Ended June 30, 1999 and 1998



                              June 30,       June 30,
                                1999           1998
                            _____________  _____________


REVENUES                    $        -     $       -
                            _____________  _____________

OPERATING EXPENSES
  Accounting and legal             5,705           -
  Surveying and engineering        1,520           220
  Consulting                       5,157           -
  Filing fees                        165           265
  Bank charges                        72           -
  Taxes                               30           -
                            _____________  _____________
                                  12,649           485
                            _____________  _____________

LOSS FROM OPERATIONS             (12,649)         (485)
                            _____________  _____________
OTHER INCOME
  Interest                           356           -
                            _____________  _____________
NET LOSS                         (12,293)         (485)
                            =============  =============

NET (LOSS) PER SHARE        $       (NIL)  $      (NIL)
                            =============  =============




















Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY
Statement of Changes in Stockholders' Equity for
The Three Month Period Ended June 30, 1999 and 1998

                                                   Discount
                  Common Stock        Additional     on        Accumu-
              ______________________   Paid-in     Common      lated
                Shares      Amount     Capital     Stock       Deficit      Total
              __________  __________  __________  __________  __________  __________
                                                                          <s.
Balances as
  of March 31,
  1998         3,750,000  $ 375,000   $  66,383   $     -     $(446,608)  $  (5,225)

Net (Loss)           -          -           -           -          (485)       (485)
              __________  __________  __________  __________  __________  __________
Balances as
 of June 30,
 1998         3,750,000   $ 375,000   $  66,383   $     -     $(447,093)  $  (5,710)
              ==========  ==========  ==========  ==========  ==========  ==========

Balances as
  of March 31,
  1999         7,989,500  $ 798,956   $     -     $(251,584)  $(491,096)  $  56,276

Change of par
 value from
 $.10 per
 share to
 $.001 per
 share               -     (790,966)    539,382     251,584         -           -
Net (Loss)           -          -           -           -       (12,293)    (12,293)
              __________  __________  __________  __________  __________  __________
Balances as
 of June 30,
 1999         7,989,500   $   7,990   $ 539,382   $     -     $(503,389)  $  43,983
              ==========  ==========  ==========  ==========  ==========  ==========



















Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY
Statement of Cash Flows for the Three Month Periods
Ended June 30, 1999 and 1998



                                        June 30,        June 30,
                                          1999            1998
                                      _____________  _____________

CASH FLOWS FROM
OPERATING ACTIVITIES

   Net (Loss)                         $    (12,293)         (485)
   Decrease in prepaid expenses              5,157           -
   Decrease in accounts payable             (1,902)          -
   Increase in advances from officer           -             485
                                      _____________  _____________
Net Cash Used From Operating
     Activities                             (9,038)          -
                                      _____________  _____________

NET DECREASE IN CASH                        (9,038)          -

CASH AT BEGINNING OF
  PERIOD                                    48,030           -
                                      _____________  _____________

CASH AT END OF PERIOD                 $     38,992   $       -
                                      =============  =============
























Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW  HILARITY,  INC.                              Notes  to Financial Statements
(UNAUDITED)                                       as  of  June  30,  1999
--------------------------------------------------------------------------------



The financial statements of New Hilarity, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, New Hilarity, Inc. believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and notes thereto included in New Hilarity, Inc.'s annual report on Form 10-K for the fiscal year ended March 31, 1999.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company has been an inactive mining company for many years. However, the company owns 37 acres of timbered real estate located in Shoshone County, Idaho. A recent appraisal shows a total value of $48,604, of which $39,354 is comprised of timber, and $9,250 consists of bare land.

Current assets decreased from $58,343 as of March 31, 1999 to $44,148 as of June 30, 1999 due to expenditures for normal operating activities. On March 31, 1999, the working capital was $56,276, and as of June 30, 1999 working capital decreased by $12,295 to $43,983.

The net operating loss for the three month period ended June 30, 1999 was $12,293, compared to a net operating loss for the three month period ended June 30, 1998 of $485. For the three month period ended June 30, 1999, the company's primary operating expenses consisted of consulting, legal and accounting, and appraisal expenses for the 37 acres of timbered real estate.

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



                                      New  Hilarity,  Inc.
                                      (Registrant)



Dated:    August 11, 1999              By:/s/ Robert W. O'Brien
                                       Robert  W.  O'Brien,
                                       Secretary-Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



Dated:     August 11, 1999             By: /s/ Robert W. O'Brien
                                       Robert  W.  O'Brien,
                                       Secretary-Treasurer