Form 10-Q
period 1999-09-30
NEW HILARITY MINING CO
filed 1999-11-10
CIK 71391

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

           For the quarterly period ended September 30, 1999

                      Commission file number 001-03323

                       NEW HILARITY MINING COMPANY
          (Exact name of registrant as specified in its charter)

          IDAHO                                        82-0183199
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification Number)

                           5102 S. Morrill Lane
                           Spokane, Washington
               (Address of principal executive offices)

                                99223
                              (Zip Code)

                            (509) 448-51285
         (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)  No  ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of September 30, 1999:     7,989,560














****************************************************************************

                                     PART I





ITEM  1   Statement  of  Financial  Position  as  of September 30, 1999
          and  March  31,  1999

          Statement of Operations for the Three and Six Month Periods Ended September 30, 1999 and 1998

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended September 30, 1999 and 1998

          Statement of Cash Flows for the Three and Six Month Periods Ended September 30, 1999 and 1998

          Notes  to  Financial  Statements  as  of  September 30,  1999

NEW HILARITY MINING COMPANY
Statement of Financial Position as of
September 30,1999 and March 31, 1999


                                                  September 30,     March 31,
                                                      1999            1999
                                                  _____________  _____________
                                      ASSETS

CURRENT ASSETS
   Cash                                           $    38,213    $    48,030
   Prepaid expenses                                       -         10,313
                                                  _____________  _____________
         Total Current Assets                          38,213         58,343
                                                  _____________  _____________
TOTAL ASSETS                                      $    38,213         58,343
                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                               $       -      $     2,067
                                                  _____________  _____________

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value; 15,000,000
      shares authorized, 7,989,500 shares
      outstanding as of March 31, 1999                    -          798,956
   Common stock, $.001 par value; 100,000,000
      shares authorized, 7,989,500 shares
      outstanding as of September 30, 1999              7,990            -
   Additional paid-in capital                         539,382            -
   Discount on common stock                               -         (251,584)
   Accumulated deficit                               (509,159)      (491,096)
                                                  _____________  _____________
         Total Stockholders' Equity                    38,213         56,276
                                                  _____________  _____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    38,213    $    58,343
                                                  =============  =============














Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY
Statement of Operations for the Three and Six Month Periods
Ended September 30, 1999 and 1998



                                       September 30, 1999         September 30, 1998
                                    __________________________  ________________________
                                       Three         Six           Three        Six
                                       Months        Months        Months       Months
                                    ____________  ____________  ___________  ___________

REVENUES                            $      -      $      -      $      -     $      -
                                    ____________  ____________  ___________  ___________

OPERATING EXPENSES
  Accounting and legal                      -           5,705        5,313        5,313
  Surveying and engineering                 -           1,520          -            220
  Consulting                              5,156        10,313        6,875        6,875
  Filing fees                               464           629        1,095        1,360
  Bank charges                               45           117           68           68
  Taxes                                     -              30           60           60
  Travel                                    441           441          -            -
  Directors' fees                           -             -          1,125        1,125
                                    ____________  ____________  ___________  ___________
      Total Operating Expenses
                                          6,106        18,755       14,536       15,021
                                    ____________  ____________  ___________  ___________


(LOSS) FROM OPERATIONS                   (6,106)      (18,755)     (14,536)     (15,021)
                                    ____________  ____________  ___________  ___________

OTHER INCOME
  Interest                                  336           692          -            -
                                    ____________  ____________  ___________  ___________

NET (LOSS)                          $    (5,770)  $   (18,063)  $  (14,536)  $  (15,021)
                                    ============  ============  ===========  ===========

NET (LOSS) PER SHARE                $      (NIL)  $      (NIL)  $     (NIL)  $     (NIL)
                                    ============  ============  ===========  ===========













Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY
Statement of Changes in Stockholders' Equity for
The Three Month Periods Ended September 30, 1999 and 1998

                                       Discount
                  Common Stock            on       Additional  Accumu-
              ______________________    Common     Paid-in     lated
                Shares      Amount       Stock     Captial     Deficit      Total
              __________  __________  __________  ___________  __________  __________
Balances as
 of June 30,
 1998         3,750,000   $ 375,000   $     -     $   66,383   $(447,093)  $  (5,710)
Common stock
 Issued for
 Debt at $.025
 Per share      387,560      38,756         -        (29,067)        -         9,689
Common Stock
 Issued for
 Directors'
 Fees at $.025
 Per Share       60,000       6,000         -         (4,500)        -         1,500
Common stock
 Issued for
 Accounting
 Services at
 $.025 per
 share          168,000      16,800         -        (12,600)        -         4,200
Common stock
 Issued for
 Consulting
 Services at
 $.025 per
 share        1,100,000     110,000      (62,284)    (20,216)        -        27,500
Common stock
 Issued for
 Fees at $.025
 Per share       24,000       2,400       (1,800)        -           -           600
Net (Loss)          -           -            -           -       (14,536)    (14,536)
              __________  __________  __________  ___________  __________  __________
Balances as
 of Sept. 30,
 1998         5,489,560   $ 548,956   $  (64,084) $      -     $(461,629)  $  23,243
              ==========  ==========  ==========  ===========  ==========  ==========
Balances as
 of June 30,
 1999         7,989,500   $   7,990   $      -    $  539,382   $ (503,389) $  43,983

Net (Loss)          -           -            -           -         (5,770)    (5,770)
              __________  __________  __________  ___________  __________  __________
Balances as
 Of Sept. 30
 1999         7,989,500   $   7,990   $      -    $  539,382   $ (509,159) $  38,213
              ==========  ==========  ==========  ===========  ==========  ==========


Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY
Statement of Cash Flows for the Three and Six Month Periods
Ended September 30, 1999 and 1998


                               September 30, 1999              September 30, 1998
                             __________________________  _________________________
                                 Three         Six         Three         Six
                                 Months        Months      Months        Months
                             ____________   ___________  ___________   ___________

CASH FLOWS FROM
OPERATING ACTIVITIES

Net (Loss)                   $    (5,770)  $  (18,063)   $  (14,536)  $   (15,021)
Add item not requiring the
  Use of cash:
   Issuance of common stock
     For expenses                    -            -          12,128        12,128
Decrease in prepaid
  expenses                         5,156       10,313           -             -
Increase (Decrease) in
  accounts payable                  (165)      (2,067)        1,785         1,785
Increase in advances from
  officer                            -            -             655         1,140
                             ____________   ___________  ___________   ___________
Net Cash Used From Operating
     Activities                     (779)      (9,817)           32            32
                             ____________   ___________  ___________   ___________

NET DECREASE IN CASH                (779)      (9,817)           32            32

CASH AT BEGINNING OF
  PERIOD                          38,992        48,030          -             -
                             ____________   ___________  ___________   ___________

CASH AT END OF PERIOD       $     38,213   $    38,213   $       32    $       32
                             ============   ===========  ===========   ===========
















Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW  HILARITY,  INC.                              Notes  to Financial Statements
(UNAUDITED)                                       as  of September 30,  1999
--------------------------------------------------------------------------------



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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company has been an inactive mining company for many years. However, the company is in the process of selling 37 acres of timbered real estate located in Shoshone County, Idaho for $34,160.

Current assets decreased from $44,148 as of June 30, 1999 to $38,213 as of September 30, 1999. On June 30, 1999, the working capital was $43,983, and as of September 30, 1999 working capital decreased by $5,770 to $38,213.

The net operating loss for the three month period ended September 30, 1999 was $5,770, compared to a net operating loss for the three month period ended September 30, 1998 of $14,536.

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



                                      New  Hilarity,  Inc.
                                      (Registrant)



Dated:    October 26, 1999             By:/s/ Robert W. O'Brien
                                       Robert  W.  O'Brien,
                                       Secretary-Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



Dated:     October 26, 1999            By: /s/ Robert W. O'Brien
                                       Robert  W.  O'Brien,
                                       Secretary-Treasurer