Form 10-Q
period 1999-12-31
NEW HILARITY MINING CO
filed 2000-02-14
CIK 71391

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

           For the quarterly period ended December 31, 1999

                      Commission file number 001-03323

                            NEW HILARITY, INC
          (Exact name of registrant as specified in its charter)

         NEVADA                                        91-1978600
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification Number)

                           5102 S. Morrill Lane
                           Spokane, Washington
               (Address of principal executive offices)

                                99223
                              (Zip Code)

                            (509) 448-5128
         (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)  No  ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of December 31, 1999:     7,989,560














****************************************************************************

                                     PART I





ITEM  1   Statement  of  Financial  Position  as  of  December  31,  1999
          and  March  31,  1999

          Statement of Operations for the Three and Nine Month Periods Ended December 31, 1999 and 1998

          Statement  of  Changes  in  Stockholders'  Equity  for  the
          Three  Month  Periods  Ended  December  31,  1999  and  1998

          Statement of Cash Flows for the Three and Nine Month Periods Ended December 31, 1999 and 1998

          Notes  to  Financial  Statements  as  of  December  31,  1999







































NEW HILARITY INC.
Statement of Financial Position as of
December 31, 1999 and March 31, 1999


                                                   December 31,     March 31,
                                                      1999            1999
                                                  _____________  _____________
                                      ASSETS

CURRENT ASSETS
   Cash                                           $    67,108    $    48,030
   Prepaid expenses                                       -           10,313
                                                  _____________  _____________
         Total Current Assets                          67,108         58,343
                                                  _____________  _____________
TOTAL ASSETS                                      $    67,108         58,343
                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                               $       -      $     2,067
                                                  _____________  _____________

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value; 15,000,000
      shares authorized, 7,989,500 shares
      outstanding as of March 31, 1999                    -          798,956
   Common stock, $.001 par value; 100,000,000
      shares authorized, 7,989,500 shares
      outstanding as of December 31, 1999               7,990            -
   Additional paid-in capital                         539,382            -
   Discount on common stock                               -         (251,584)
   Accumulated deficit                               (480,264)      (491,096)
                                                  _____________  _____________
         Total Stockholders' Equity                    67,108         56,276
                                                  _____________  _____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    67,108    $    58,343
                                                  =============  =============














Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY INC.
Statement of Operations for the Three and Nine Month Periods
Ended December 31, 1999 and 1998



                                         Three Months               Nine Months
                                   __________________________  ________________________
                                   December 31,  December 31,  December 31,  December 31,
                                       1999          1998         1999          1998
                                   ____________  ____________  ___________  ___________

REVENUES                           $      -      $      -      $      -     $      -
                                   ____________  ____________  ___________  ___________

OPERATING EXPENSES
                                        1,670         9,664        20,425       24,685
                                   ____________  ____________  ___________  ___________


(LOSS) FROM OPERATIONS                 (1,670)       (9,664)      (20,425)     (24,685)
                                   ____________  ____________  ___________  ___________

OTHER INCOME
  Loss on marketable securities           -          (2,043)          -         (2,043)
  Sale of land                         30,000            -          30,000         -
  Interest income                         535            172         1,257         172
                                   ____________  ____________  ___________  ___________

  Total Other Income (Losses)           30,565        (1,871)      31,257       (1,871)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                        28,895       (11,535)      10,832       (26,556)
                                   ____________  ____________  ___________  ___________

PROVISION FOR INCOME TAXES                 -           4,821          -          4,821
                                   ____________  ____________  ___________  ___________

NET INCOME (LOSS)                       28,895       (16,356)      10,832      (31,377)
                                   ============  ============  ===========  ===========

NET INCOME (LOSS) PER SHARE        $    (0.004)  $    (0.003)  $   (0.001)  $   (0.005)
                                   ============  ============  ===========  ===========












Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY INC.
Statement of Changes in Stockholders' Equity for
The Three Month Periods Ended December 31, 1999 and 1998

                                       Discount
                  Common Stock            on       Additional  Accumu-
              ______________________    Common     Paid-in     lated
                Shares      Amount       Stock     Captial     Deficit      Total
              __________  __________  __________  ___________  __________  __________
Balances as
of Sept. 30
 1998         5,489,560   $ 548,956   $ (64,084)   $     -     $(461,629)  $  23,243
Issuance of
  Stock for
  Cash at
  $.025 per
  share       2,500,000     250,000    (187,500)         -           -       65,500

Net (Loss)          -           -            -           -       (16,356)   (16,356)
              __________  __________  __________  ___________  __________  __________
Balances as
 of Dec 31,
 1998         7,989,560   $ 798,956   $(251,584) $      -     $(477,985)  $  69,387
              ==========  ==========  ==========  ===========  ==========  ==========

Balances as
 of Sept. 30,
 1999         7,989,560   $   7,990   $      -    $  539,382   $(509,159) $  38,213

Net Income          -           -            -           -        28,895     28,895
              __________  __________  __________  ___________  __________  __________
Balances as
 of Sept. 30
 1999         7,989,500   $   7,990   $      -    $  539,382   $(480,264)  $  67,108
              ==========  ==========  ==========  ===========  ==========  ==========




















Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY INC.
Statement of Cash Flows for the Three and Nine Month Periods
Ended December 31, 1999 and 1998



                                       Three Months               Nine Months
                                 __________________________  ________________________
                                 December 31,  December 31,  December 31,  December 31,
                                     1999          1998         1999          1998
                                 ____________  ____________  ___________  ___________
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                $    28,895   $  (16,356)   $   10,832   $   (31,377)
Add item not requiring the
  Use of cash:
   Issuance of common stock
     for expenses                        -            -             -          12,128
   Loss on marketable securities         -          2,043           -           2,043
Decrease in deferred tax
  asset                                  -          4,821           -           4,821
Decrease in prepaid
  expenses                               -          5,680        10,313         5,680
(Decrease) in accounts
  payable                                -         (1,785)       (2,067)          -
(Decrease) in advances from
  shareholder                            -         (1,140)          -             -
                                 ____________   ___________  ___________   ___________
Net Cash Provided (Used)
   From Operating Activities          28,895       (6,737)       19,078        (6,705)
                                 ____________   ___________  ___________   ___________

CASH FLOWS FROM INVESTING
ACTIVITIES

  Proceeds from sale of
    marketable securities                -            100           -             100
                                 ____________   ___________  ___________   ___________

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from sale of
    common stock                         -         62,500           -          62,500
                                 ____________   ___________  ___________   ___________

NET INCREASE IN CASH                  28,865        55,863       19,078        55,895

CASH AT BEGINNING OF
  PERIOD                              38,213            32       48.030           -
                                 ____________   ___________  ___________   ___________

CASH AT END OF PERIOD            $    67,108    $   55,895   $   67,108    $   55,895
                                 ============   ===========  ===========   ===========

Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW  HILARITY,  INC.                            Notes  to Financial Statements
(Unaudited)                                        as  of  December  31,  1999
-----------                                        ---------------------------



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











































ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In October, 1999 the Company sold 37 acres of timbered real estate for $30,000. During the quarter ended December 31, 1999, cash increased from $38,213 to $67,108, which was primarily due to the land sale. As of December 31, 1999, the only asset of the Company was cash, and the Company had no liabilities.

The net income for the quarter ended December 31, 1999 was $28,895, compared to a net loss of $16,356 for the quarter ended December 31, 1998.

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

                                   New  Hilarity,  Inc.
                                   (Registrant)

Dated:  February 11, 2000             By:/s/ Robert W. O'Brien
                                       Robert  W.  O'Brien,

Secretary-Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated: February 11, 2000             By:/s/ Robert W. O'Brien
                                     Robert  W.  O'Brien,

Secretary-Treasurer