Form 10-K
period 2000-03-31
NEW HILARITY MINING CO
filed 2000-06-12
CIK 71391

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

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  year  ended  March  31,  2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For  the  transition  period

                       Commission  File  Number:  001-03323

                               NEW HILARITY, INC.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                        91-197860
----------------------------------------               ------------------------
(State of Incorporation or Organization)               (IRS Employer ID Number)

                5102 S. MORRILL LANE, SPOKANE, WASHINGTON  99223
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (509) 448-5128
                                 --------------
                         (Registrant's Telephone Number)

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

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at June 6, 2000 was approximately $1,718,952. As of June 6, 2000, there were 7,989,560 shares of the registrant's common stock outstanding.

                                NEW HILARITY, INC.
                                    FORM 10-K
                       For the Year Ended March 31, 2000

                                TABLE OF CONTENTS

                                                                           PAGE
PART I

Item  1.   Business                                                         3
Item  2.   Properties                                                       3
Item  3.   Legal  Proceedings                                               3
Item  4.   Submission of Matters to a  Vote  of Security Members            3

PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                         3-4
Item  6.   Selected  Financial  Data                                        4

Item  7.   Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                        4
Item  8.   Financial  Statements                                            5
Item  9.   Changes  in and Disagreements with Accountants                   5

PART FS                                                                 F1-F9

PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant         5

Item  11.  Executive  Compensation                                          5

Item  12.  Security Ownership of Certain Beneficial Owners and Management   5

Item  13.  Certain Relationships and Related Transactions                   5

PART IV

Item  14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                              6

Exhibit 23                                                           attached
Exhibit 27                                                           attached

                                NEW HILARITY, INC.
                                    FORM 10-K
                       For the Year Ended March 31, 2000


                                     PART I

Item  1  -  BUSINESS

The registrant was incorporated under the laws of the State of Idaho on February 27, 1930, for the primary purpose of exploring and the development of mining properties. Prior to 1993, the Company had owned fifteen unpatented lode mining claims in the Coeur d'Alene Mining District of Shoshone County, Idaho. Due to the increased fees from the Bureau of Land Management on unpatented mining claims, and the depressed prices for silver and lead, the Company decided to abandon these mining claims in 1993. In October of 1999, the company sold 37 acres of timbered real estate located in Shoshone County, Idaho for $30,000. New Hilartiy Inc. is actively pursuing a suitable company with which to merge or acquire. There is no assurance that such a merger or acquisition candidate will be found.

Item  2  -  PROPERTIES

None.  (See  item  1  above)

Item  3  -  LEGAL  PROCEEDINGS

     The  registrant  is  not  a  party  to  any  litigation.

Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

       None

                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

The registrant's common stock is traded on the OTC - Bulletin Board (symbol of "NHYM").

                           FISCAL YEAR MARCH 31, 1999
                           --------------------------
QUARTER                                  LOW  BID         HIGH  BID
----------------------------------   ---------------   ----------------
April 1, 1998 to June 30, 1998           $  .03             $  .03

July 1, 1998 to September 30, 1998       $  .03             $  .03

October 1, 1998 to December 31, 1998     $  .03             $  .03

January 1, 1999 to March 31, 1999        $  .03             $  .18

                                NEW HILARITY, INC.
                                    FORM 10-K
                       For the Year Ended March 31, 2000

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS  (Continued)

                           FISCAL YEAR MARCH 31, 1999
                           --------------------------
QUARTER                                  LOW  BID         HIGH  BID
------------------------------------   ---------------   ----------------
April 1, 1998 to June 30, 1999             $  .19             $  .25

July 1, 1998 to September 30, 1999         $  .19             $  .31

October 1, 1998 to December 31, 1999       $  .22             $  .25

January 31, 2000 to March 31, 2000         $  .22             $  .31

As of March 31, 2000, there were 1,538 registered shareholders of the Company's common stock.

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                                                   Year Ended
                                 -----------------------------------------------
                                 3/31/00   3/31/99   3/31/98   3/31/97   3/31/96
                                 --------  --------  --------  --------  -------
Operating Revenue                $    -0-  $    -0-  $    -0-   $   -0-  $   -0-
Net Income (Loss)                $  9,121  $(44,448) $ (4,721) $(11,908) $   (40)
Net Income (Loss) Per Share      $    NIL  $  (.007) $  (.001) $  (.003) $  (NIL)
Total Assets                     $ 65,397  $ 58,343  $  6,964  $  6,964  $ 4,284
Working Capital                  $ 65,397  $ 56,276  $ (5,225) $   (504) $ 6,404

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current assets increased $7,054 from March 31, 1999 to March 31, 2000. As of March 31, 2000 the only asset was cash of $65,397, and there were no liabilities.

For the fiscal year ended March 31, 2000, the Company realized net income of $9,121. This net income was primarily the result of the sale of 37 acres of timberland for $30,000. The cost of the property had been depleted many years ago. This net income compares favorably with a net loss of $44,488 for the fiscal year ended March 31, 1999, when there was virtually no revenue other than a small amount of interest income.

                                NEW HILARITY, INC.
                                    FORM 10-K
                       For the Year Ended March 31, 2000

Item  8  -  FINANCIAL  STATEMENTS

A complete set of audited financial statements for the years ended March 31, 2000 and 1999 are included. (See F-1 - F-9)

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

None

                                    PART III

Item  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

John R. Coghlan, 57, is the President of the company and a director. Mr. Coghlan is a graduate of the University of Montana in 1965 with a major in Business Administration. Mr. Coghlan is a Certified Public Accountant in the State of Washington and is a member of the American Institute of Certified Public Accountants. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange listed company, and he was employed by Labor Ready, Inc. from March 1987 through December 1996, when he retired. Since his retirement, Mr. Coghlan has worked in private investments.

Robert O'Brien, 65, is the Secretary of the Company and a director. Mr. O'Brien is a graduate of Gonzaga University, with a degree in Economics and Business Administration. Mr. O'Brien has recently served as an officer and director of Gold Securities Corporation and Inland Resources, Inc. From 1977 to 1985, Mr. O'Brien was self-employed as a general contractor, and from 1958 to 1976, he was executive vice-president of Hamer's, Inc.

Item  11  -  EXECUTIVE  COMPENSATION

No executive received compensation for the fiscal year ended March 31, 2000 which would equal or exceed the required reporting amount of $100,000.

Item  12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

John R. Coghlan, the President of the company, owns 1,284,820 shares of common stock. Robert O'Brien, the Secretary Treasurer of the company, owns 404,000 shares of common stock. Terry Dunne, a shareholder, owns 1,245,000 shares of common stock.

Item  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None

                                NEW HILARITY, INC.
                                    FORM 10-K
                       For the Year Ended March 31, 2000


                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K

The Financial Statements are found on pages F-1 through F-9 of this Form 10-K. The Financial Statement Table of Contents is on Page F-1. The Consent of Certified Public Accountants is attached as Exhibit 23. The Financial Data Schedule required of electronic filers is attached as Exhibit 27. No other exhibits are required to be filed with this Form 10-K.

No reports on Form 8-K were filed or required to be filed during the period covered by this Form 10-K.





                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    New  Hilarity,  Inc.
                    (Registrant)

                              /s/ Robert W. O'Brien
Dated:   June  8, 2000     By:-----------------------------------------
                              Robert  W.  O'Brien,  Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


                              /s/ Robert W. O'Brien
Dated:   June  8, 2000     By:-----------------------------------------
                              Robert  W.  O'Brien,  Secretary/Treasurer

                                NEW HILARITY, INC.
                                    FORM 10-K
                       For the Year Ended March 31, 2000





                               NEW HILARITY, INC.
                              FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999





                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111






                               NEW HILARITY, INC.
                                 MARCH 31, 2000
                                TABLE OF CONTENTS


INDEPENDENT  AUDITORS'  REPORT                                              F-2


FINANCIAL  STATEMENTS

     Balance  Sheets                                                        F-3

     Statements  of  Operations                                             F-4

     Statement  of  Stockholders'  Equity                                   F-5

     Statements  of  Cash  Flows                                            F-6


NOTES  TO  FINANCIAL  STATEMENTS                                            F-7

                                NEW HILARITY, INC.
                                    FORM 10-K
                       For the Year Ended March 31, 2000


Board  of  Directors
New  Hilarity,  Inc.
Spokane,  Washington

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying balance sheets of New Hilarity, Inc. as of March 31, 2000 and 1999, and the related statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Hilarity, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The March 31, 1998 financial statements were prepared by the Company's management. We have not audited or reviewed the March 31, 1998 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/s/ Williams & Webster, P.S.



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

May  9,  2000

NEW HILARITY INC.
BALANCE SHEETS


                                                   March 31,
                                        ---------------------------------
                                             2000              1999
                                        ---------------   ---------------
                             A  S  S  E  T  S

CURRENT  ASSETS
  Cash                                  $       65,397    $       48,030
  Prepaid expenses                                 -              10,313
                                        ---------------   ---------------
     TOTAL CURRENT ASSETS                       65,397            58,343
                                        ---------------   ---------------
     PROPERTY                                      -                  -
                                        ---------------   ---------------

TOTAL ASSETS                            $       65,397    $       58,343
                                        ===============   ===============

L  I  A  B  I  L  I  T  I  E  S   &   S  T  O  C  K  H  O  L  D  E  R  S  '
                              E  Q  U  I  T  Y

CURRENT  LIABILITIES
  Accounts payable                      $          -     $         2,067
                                        ---------------   ---------------
     TOTAL CURRENT LIABILITIES                     -               2,067
                                        ---------------   ---------------
COMMITMENTS AND CONTINGENCIES                      -                 -
                                        ---------------   ---------------

STOCKHOLDERS'  EQUITY
  Common stock, $0.001 par value,
    100,000,000 shares authorized;
    7,989,560 and 7,989,560 shares
    issued and outstanding, respectively         7,990             7,990
  Additional paid-in capital                   539,382           539,382
     Accumulated deficit                      (481,975)         (491,096)
                                        ---------------   ---------------
     TOTAL STOCKHOLDERS' EQUITY                 65,397            56,276
                                        ---------------   ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $       65,397    $       58,343
                                        ===============   ===============









The accompanying notes are an integral part of these financial statements.

NEW HILARITY, INC.
STATEMENT OF OPERATIONS

                                                 For the Years Ended March 31,
                                      ---------------------------------------------------
                                                                               1998
                                           2000              1999           (Unaudited)
                                      ---------------   ---------------   ---------------
REVENUES                              $          -      $          -      $          -
                                      ---------------   ---------------   ---------------

OPERATING  EXPENSES
Transfer and filing fees                       1,336             6,922             2,221
Mine cleanup work                                -                 705             2,500
Consulting                                    10,313            17,188               -
Professional fees                              8,956            10,005               -
Printing and postage                              35             1,555               -
Other operating expenses                       2,186               270               -
Directors' fees                                  -               1,500               -
                                      ---------------   ---------------   ---------------
Total Operating Expenses                      22,826            38,145             4,721
                                      ---------------   ---------------   ---------------

LOSS FROM OPERATIONS                         (22,826)          (38,145)           (4,721)
                                      ---------------   ---------------   ---------------

OTHER  INCOME  (EXPENSES)
Gain on sale of property                      30,000               -                 -
Loss on marketable securities                    -              (2,043)              -
Interest expense                                 -                 (80)              -
Interest income                                1,947               601               -
                                      ---------------   ---------------   ---------------
     Total Other Income (Expenses)            31,947            (1,522)              -
                                      ---------------   ---------------   ---------------

INCOME (LOSS) BEFORE INCOME TAXES              9,121           (39,667)           (4,721)

PROVISION FOR INCOME TAXES                       -               4,821               -
                                      ---------------   ---------------   ---------------

NET INCOME (LOSS)                     $        9,121    $      (44,488)   $       (4,721)
                                      ===============   ===============   ===============

NET INCOME (LOSS) PER SHARE,
     BASIC AND DILUTED                $          nil    $        (0.01)   $          nil
                                      ===============   ===============   ===============
WEIGHTED AVERAGE NUMBER OF
     COMMON  STOCK  SHARES
     OUTSTANDING, BASIC AND DILUTED       7,989,560          6,001,594         3,750,000
                                      ===============   ===============   ===============






The accompanying notes are an integral part of these financial statements.

NEW HILARITY MINING COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY

                  Common Stock            Additional
                  ----------------------  Paid-in     Accumulated
                  Shares      Amount      Capital     Deficit       Total
                  ----------  ----------  -----------  -----------  ------------
Balance,
  April 1, 1997    3,750,000  $    3,750  $   437,633  $  (441,887) $       (504)
Net loss for
  the year ended
   March 31, 1998         -          -            -         (4,721)        (4,721)
                  ----------  ----------  -----------  -----------  ------------
Balance,
  March 31, 1998    ,750,000       3,750      437,633     (446,608)       (5,225)
Common stock
  issued for debt
  at $0.025
  per share           387,560        388        9,301          -           9,689
Common stock
  issued for
  directors fees
  at $0.025
  per share            60,000         60        1,440          -           1,500
Common stock
  issued for
  accounting
  services at
  $0.025 per share     168,000       168        4,032          -           4,200
Common stock
  issued for
  consulting at
  $0.025 per share    1,100,000    1,100       26,400          -          27,500
Common stock
  issued for fees
  at $0.025
  per share              24,000       24          576          -             600
Common stock
  issued for cash at
  $0.025 per share    2,500,000    2,500       60,000          -          62,500
Net loss for the
  year ended
  March 31, 1999            -         -            -       (44,488)      (44,488)
                  ----------  ----------  -----------  -----------  ------------
Balance,
  March 31, 1999   7,989,560       7,990      539,382     (491,096)       56,276
Net income for
  the year ended
  March 31, 2000         -           -            -          9,121         9,121
                  ----------  ----------  -----------  -----------  ------------
Balance,
  March 31, 2000   7,989,560  $    7,990  $   539,382  $  (481,975) $     65,397
                  ==========  ==========  ===========  ===========  ============



The accompanying notes are an integral part of these financial statements.

NEW HILARITY, INC.
STATEMENTS OF CASH FLOWS

                                                 For the Years Ended March 31,
                                      ---------------------------------------------------
                                                                               1998
                                           2000              1999           (Unaudited)
                                      ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                   $        9,121    $      (44,488)   $       (4,721)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Issuance of common stock
      for services                               -              33,800               -
    Gain on sale of land                    (30,000)               -                 -
    Income taxes                                -                4,821               -
  (Increase) decrease in:
    Marketable securities                       -                2,143               -
    Prepaid expenses                        10,313             (10,313)              -
  Increase (decrease) in:
    Accounts payable                        (2,067)              2,067               -
    Advances from shareholder                  -                   -                 -
    Advances from officer                      -                   -               2,221
    Accrued expenses                           -                (2,500)            2,500
                                      ---------------   ---------------   ---------------
NET CASH USED BY OPERATING ACTIVITIES        (12,633)          (14,470)              -
                                      ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property              30,000               -                 -
                                      ---------------   ---------------   ---------------
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                  30,000               -                 -
                                      ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of
    common stock                                 -              62,500               -
                                      ---------------   ---------------   ---------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                     -              62,500               -
                                      ---------------   ---------------   ---------------
NET INCREASE IN CASH                          17,367            48,030               -
CASH AT BEGINNING OF YEAR                     48,030               -                 -
                                      ---------------   ---------------   ---------------
CASH AT END OF YEAR                   $       65,397    $       48,030    $          -
                                      ===============   ===============   ===============
SUPPLEMENTAL  DISCLOSURES:
  Interest paid                       $          -      $           80    $          -
                                      ===============   ===============   ===============
  Taxes paid                          $          -      $          -      $          -
                                      ===============   ===============   ===============
  Non-cash  financing  activities:
    Common stock issued for services  $          -      $       33,800    $          -
    Common stock issued for debt      $          -      $        9,689    $          -



The accompanying notes are an integral part of these financial statements.


                                NEW HILARITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

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

The Company reorganized under the laws of the State of Nevada and changed its name to New Hilarity, Inc. in April 1999.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of New Hilarity, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting  Method
------------------
The  Company's  financial  statements  are  prepared using the accrual method of accounting.

Cash  Equivalents
-----------------
The  Company  considers  all  highly liquid investments with a maturity of three months  or  less  when  purchased  to  be  cash  equivalents.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number  of shares outstanding during the period.  The weighted average number of shares  was  calculated by taking the number of shares outstanding and weighting them  by  the amount of time that they were outstanding.  Basic and diluted loss per  share  was the same, as there were no common stock equivalents outstanding.

Use  of  Estimates
------------------
The  preparation  of  financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of  assets  and  liabilities  and  disclosure of contingent  assets  and  liabilities at the date of the financial statements and the  reported  amounts  of  revenues  and  expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Marketable  Securities
----------------------
Marketable  trading  securities  are  carried at market value, which is based on published  over-the-counter  market  quotes.


                                NEW HILARITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Impaired  Asset  Policy
-----------------------
In  March  1995,  the  Financial  Accounting  Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."  In complying with this standard,  the  Company will review its long-lived assets quarterly to determine if  any  events  or changes in circumstances have transpired which indicate that the  carrying value of its assets may not be recoverable. The Company determines impairment  by  comparing  the  undiscounted  future  cash flows estimated to be generated  by  these  assets  to their respective carrying amounts.  The Company does  not believe any adjustments are needed to the carrying value of its assets at  March  31,  2000,  nor  at  March  31,  1999.

Derivative  Instruments
-----------------------
In  June  1998,  the  Financial  Accounting  Standards Board issued Statement of
Financial  Accounting  Standards  ("SFAS")  No.  133, "Accounting for Derivative
Instruments  and  Hedging Activities."  This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments  embedded  in  other  contracts,  and  for  hedging  activities.  It requires  that  an  entity  recognize  all  derivatives  as  either  assets  or liabilities  in  the  balance sheet and measure those instruments at fair value.

At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Year  2000  Issues
------------------
Like  other  companies,  New  Hilarity,  Inc. could be adversely affected if the computer  systems  the  Company,  its suppliers or customers use do not properly process  and  calculate  date-related  information  and  data  from  the  period surrounding  and including January 1, 2000.  This is commonly known as the "Year
2000"  issue.  Additionally,  this  issue  could impact non-computer systems and devices  such  as  production  equipment  and elevators, etc.  At this time, the
Company  does  not  have  any evidence of problems associated with the Year 2000 issue.

Revenue  Recognition
--------------------
Revenues  and  cost  of  revenues  are recognized when services and products are furnished  or  delivered.

NOTE  3  -  MARKETABLE  SECURITIES

The Company owned 857,100 shares of the common stock of United Mines, Inc., the value of which was reduced at March 31, 1997 to $0.0025 per share. In the year ending March 31, 1999, these securities were sold at a realized loss of $2,043.

NOTE  4  -  PROPERTY  SALE

During  October  1999,  the  Company  sold  a  37-acre tract of land in Shoshone
County, Idaho for a net gain of $30,000. In the years prior to the sale, timber had been harvested from the land and all capitalized costs expensed.






                                NEW HILARITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE  5  -  COMMON  STOCK

The Company was originally incorporated in 1930, with an authorized capital of 2,000,000 shares of assessable common stock with a par value of $0.05 per share.
On April 17, 1945, the shareholders increased the authorized common stock to 3,000,000 shares with a par value of $0.10 per share and changed the common stock from assessable to non-assessable. On August 18, 1982, the shareholders increased the authorized common stock to 15,000,000 shares with a par value of $0.10 per share.

In April 1999, the shareholders increased the authorized common stock to 100,000,000 shares with a par value of $0.001 per share. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the change in par value.

NOTE  6  -  INCOME  TAXES

The Company has a net operating loss carryover of approximately $392,000 at March 31, 2000. The Company's loss carryovers will commence to expire in 2007.
The Company has not recorded a deferred tax asset for the net operating loss carryover because it is uncertain if the Company will have adequate future taxable income to offset these losses.
































F-9


