Form 10-Q
period 2000-06-30
NEW HILARITY MINING CO
filed 2000-08-14
CIK 71391

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

             For the quarterly period ended June 30, 2000

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

Yes  (X)  No  ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of June 30, 2000:     7,989,560














****************************************************************************

                                     PART I





ITEM  1   Statement  of  Financial  Position  as  of  June  30,  2000
          and  March  31,  2000

          Statement  of  Operations  for  the  Three  Month
          Periods  Ended  June  30,  2000  and  1999

          Statement  of  Changes  in  Stockholders'  Equity
          for  the  Three  Month  Periods  Ended  June  30,  2000  and  1999

          Statement  of  Cash  Flows  for  the  Three  Month
          Periods  Ended  June  30,  2000  and  1999

          Notes  to  Financial  Statements  as  of  June  30,  2000

NEW HILARITY INC.
Statement of Financial Position as of
June 30, 2000 and March 31, 2000


                                                   December 31,     March 31,
                                                      2000            2000
                                                  -------------  -------------
                                      ASSETS

CURRENT ASSETS
   Cash                                           $    63,370    $    65,397
                                                  -------------  -------------
         Total Current Assets                          63,370         65,397
                                                  -------------  -------------
TOTAL ASSETS                                      $    63,370         65,397
                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable - Related Party               $       253    $       -
                                                  -------------  -------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000
      shares authorized, 7,989,560 shares
      issued and outstanding                            7,990          7,990
   Additional paid-in capital                         539,382        539,382
   Accumulated deficit                               (484,255)      (481,975)
                                                  -------------  -------------
         Total Stockholders' Equity                    63,117         65,397
                                                  -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    63,370    $    65,397
                                                  =============  =============



















Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY INC.
Statement of Operations for the Three Periods
Ended June 30, 2000 and 1999




                                      June 30,     June 30,
                                       2000          1999
                                   ------------  ------------

REVENUES                           $      -      $      -
                                   ------------  ------------

OPERATING EXPENSES
  Accounting and legal                   2,060        5,705
  Surveying and engineering                -          1,520
  Consulting                               -          5,157
  Travel                                   603          -
  Licenses and fees                        302          195
  Bank Charges                              11           72
                                   ------------  ------------
    Total operating expenses             2,976       12,649
                                   ------------  ------------

LOSS FROM OPERATIONS                    (2,976)      (12,649)
                                   ------------  ------------

OTHER INCOME
  Interest                                 696          356
                                   ------------  ------------

NET LOSS                           $    (2,280)  $   (12,293)
                                   ============  ============

NET LOSS PER SHARE                 $     (NIL)   $     (NIL)
                                   ============  ============

WEIGHTED NUMBER OF COMMON SHARES
           OUTSTANDING               7,989,560     7,989,560
                                   ============  ============














Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY INC.
Statement of Changes in Stockholders' Equity for
The Three Month Periods Ended June 30, 1999 and 2000


                    Common Stock        Additional   Discount     Accumu-
                ----------------------  Paid-in      on Common     lated
                  Shares      Amount    Captial      Stock        Deficit     Total
                ----------  ----------  -----------  -----------  ----------  ----------
Balances as of
 Mar. 31, 1999   7,989,560  $  798,956          -    $ (251,584)  $ (491,096) $  56,276

Change of
 par value
 from $.10 per
 share to $.001
 per share             -      (790,966) $   539,382     251,584          -          -

Net (Loss)             -           -            -           -        (12,293)   (12,293)
                ----------  ----------  -----------  -----------  -----------  ---------
Balances as of
 June 30, 1999   7,989,560  $    7,990  $  539,382   $        0   $ (503,389)  $ 43,983
                ==========  ==========  ===========  ===========  ===========  =========

Balances as of
 Mar. 31, 2000   7,989,560  $    7,990  $  539,382                $ (481,975)  $ 65,397

Net  Loss                                                             (2,280)    (2,280)
                ----------  ----------  -----------  -----------  -----------  ---------
Balances as of
June 30, 2000    7,989,560  $    7,990  $  539,382                $ (484,255)  $ 63,117
                ==========  ==========  ===========  ===========  ===========  =========























Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY INC.
Statement of Cash Flows for the Three Month Periods
Ended June 30, 2000 and 1999




                                                    June 30,     June 30,
                                                      2000          1999
                                                 ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $    (2,280)  $   (12,293)
  Decrease in prepaid expenses                           -           5,157
  Increase (decrease) in accounts payable                253        (1,902)
                                                 ------------  ------------
       Net cash used from operating activities        (2,027)       (9,038)
                                                 ------------  ------------

NET DECREASE IN CASH                                  (2,027)       (9,038)


CASH AT BEGINNING OF PERIOD                           65,397        48,030
                                                 ------------  ------------

CASH AT END OF PERIOD                            $    63,370   $    38,992
                                                 ============  ============




























Prepared by Management
The accompanying notes are an integral part of these financial statements.

NEW HILARITY, INC.                                Notes  to Financial Statements
(Unaudited)                                                as  of  June 30, 2000
-----------------                                 ------------------------------


The financial statements of New Hilarity, Inc. included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, New Hilarity, Inc. believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and notes thereto included in New Hilarity, Inc.'s annual report on Form 10-K for the fiscal year ended March 31, 2000.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2000, the Company's only asset was cash in the amount of $63,370. During the three month period ended June 30, 2000, cash decreased by $2,027, which was due to the payment of normal operating expenses.

The net loss for the three month period ended June 30, 2000 was $2,280, compared to a net operating loss of $12,293 for the three month period ended June 30, 1999. For the three month period ended June 30, 2000, the Company's primary operating expenses consisted of legal and accounting.

On June 30, 2000, the Company signed a letter of intent to acquire Orbit Canada, Inc. for common stock of New Hilarity, Inc. The letter of intent specifies a reverse stock split by New Hilarity, Inc. of one share for each five shares of common stock currently outstanding, followed by a post split share for share exchange with Orbit Canada, Inc. Upon completion of a plan of reorganization, there will be approximately 15,197,912 shares of common stock outstanding and warrants to purchase approximately 4,000,000 shares of stock at $.875 per share.

Orbit Canada, Inc., located in Toronto, Ontario, Canada, was established in 1999 as a developer of next generation telecommunications services and is an operator of wireless and terrestrial telecommunications transport systems utilizing multi-channel wireless frequencies and fiber optic network for the high-speed delivery of digital voice, video and data transmissions.

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



                                   New  Hilarity,  Inc.
                                   (Registrant)



Dated:   07-31-00                   By: /s/ Robert W. O'Brien
                                    -------------------------
                                    Robert  W.  O'Brien
                                    Secretary-Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



Dated:   07-31-00                   By: /s/ Robert W. O'Brien
                                    -------------------------
                                    Robert  W.  O'Brien
                                    Secretary-Treasurer