Form 10QSB
period 2000-10-31
NEW HILARITY INC
filed 2000-12-15
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 For the quarterly period ended October 31, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from            to


          Commission file number 001-03323


                    NEW HILARITY, INC.
(Exact name of Small Business Issuer as Specified in its Charter)


Neveda                                           91-197860
(State or Other Jurisdiction              (I.R.S. Employer
Incorporation or                            Identification
Organization)                                      Number)

     161 Bay Street, Suite 2220, Toronto, Ontario M5J 2S1
         (Address of Principal Executive Offices)

 Issuer's Telephone Number, Including Area Code:  416-304-0694

                            N/A
      (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 12,486,246 shares of Common Stock with par value of $.005 were outstanding as of October 31, 2000.

                                  INDEX
                                                                 PAGE
Part I. FINANCIAL INFORMATION                                     3

Item 1. Financial Statements                                      3
     Balance Sheets as at July 31,2000 and October 31,2000        4
     Interim Statement of Changes in
      Shareholders' Equity for the period ended October 31,2000 5 Interim Statement of Operations for the period ended October 31,2000
      and cumulative from date of
      inception to October 31,2000                                6
     Interim Statement of Cash Flows
      for the period ended October 31,2000
      and cumulative from date of
      inception to October 31,2000                                7
     Notes to Interim Financial Statements                        8

Item 2. Management's Discussion and
        Analysis or Plan of Operation                             10

Part II. OTHER INFORMATION                                        13

Item 1. Legal Proceedings                                         13
Item 2. Changes in Securities                                     13
Item 3. Defaults Upon Senior Securities                           14
Item 4. Submission of Matters to a Vote of Security-Holders       14
Item 5. Other Information                                         14
Item 6. Exhibits and Reports on Form 8-K                          14

          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                NEW HILARITY, INC.
          (a development stage company)

         INTERIM FINANCIAL STATEMENTS


                OCTOBER 31,2000

                (Unaudited)

            Stated in U.S. Funds

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                              Stated in U.S. Funds

                                                      October 31      July 31
                                                         2000           2000
================================================================================
                                                     (Unaudited)

                                   A S S E T S

CURRENT
   Cash                                              $   250,289    $   357,178
   Sales taxes receivable                                101,427         72,208
   Prepaid and deposits                                  106,205         52,361
                                                     -----------    -----------

                                                     $   457,921    $   481,747

CAPITAL ASSETS (Note 2)                                1,663,247        743,725
                                                     -----------    -----------


                                                     $ 2,121,168    $ 1,225,472
                                                     ===========    ===========


                             L I A B I L I T I E S

CURRENT
   Accounts payable                                  $   852,170    $   674,147

SHARES TO BE ISSUED                                           --         20,172
                                                     -----------    -----------

                                                     $   852,170    $   694,319
                                                     -----------    -----------

                             SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 3)                               $    73,034    $ 1,137,609

ADDITIONAL PAID IN CAPITAL                             2,286,442             --

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE          (1,095,692)      (602,508)

CUMULATIVE TRANSLATION ADJUSTMENT                          5,214         (3,948)
                                                     -----------    -----------

                                                     $ 1,268,998    $   531,153
                                                     -----------    -----------

                                                     $ 2,121,168    $ 1,225,472

                             See accompanying notes.

                              NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                              Stated in U.S. Funds

=====================================================================================================================
                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                           Additional      During
                                               Exchangeable    Common                       Paid in      Development
                                                  Shares       Shares         Amount        Capital         Stage
                                                ---------------------------------------------------------------------
 FOR THE PERIOD FROM INCEPTION TO JULY 31,2000
    Shares issued to founders                        -         6,000,001   $          1   $   -         $     -
    Shares issued for cash consideration             -         5,027,401      1,137,608       -               -
    Shares issued for services rendered              -           390,000        195,000       -               -
    Issue costs                                      -            -            (195,000)      -               -
 COMPREHENSIVE LOSS
    Net Loss                                         -            -              -            -            (602,508)
    Foreign currency translation adjustments         -            -              -            -               -
                                                ---------------------------------------------------------------------

 BALANCE AT JULY 31, 2000                            -        11,417,402      1,137,609       -            (602,508)
                                                ---------------------------------------------------------------------

FOR THE PERIOD FROM AUGUST 1 TO OCTOBER 31,2000
 ISSUE OF COMMON SHARES

    Warrants exercised August 15,2000                -           371,429        325,000       -               -
    Recapitalization                                 -            -          (1,403,665)   1,403,665          -
    Exchange of common shares                     2,120,497   (2,120,497)        -            -               -
    Additional shares on Reverse Take Over           -         1,597,912          7,990       55,127          -
    Warrants exercised September 20,2000             -           610,000          3,050      530,700          -
    Warrants exercised October 20,2000               -           610,000          3,050      530,700          -
    Less: Subscriptions receivable                                                          (233,750)         -

 COMPREHENSIVE LOSS
    Net loss                                                                                               (493,184)
    Foreign currency translation adjustments                                                                  -

 COMPREHENSIVE LOSS
                                                ---------------------------------------------------------------------
 BALANCE AT OCTOBER 31, 2000                        2,120,497   12,486,246   $     73,034   $2,286,442    $(1,095,692)
                                                =====================================================================

                                                 Accumulated
                                                   Other
                                                Comprehensive                Comprehensive
                                                Income (Loss)   Total          Loss
                                               -----------------------------------------
 FOR THE PERIOD FROM INCEPTION TO JULY 31,2000
    Shares issued to founders                  $     -       $         1
    Shares issued for cash consideration             -         1,137,608
    Shares issued for services rendered              -           195,000
    Issue costs                                      -          (195,000)
 COMPREHENSIVE LOSS
    Net Loss                                         -          (602,508)    $  (602,508)
    Foreign currency translation adjustments       (3,948)        (3,948)         (3,948)
                                               -------------------------     -----------
                                                                             $  (606,456)
                                                                             ===========
 BALANCE AT JULY 31, 2000                          (3,948)       531,153
                                               -------------------------

FOR THE PERIOD FROM AUGUST 1 TO OCTOBER 31,2000
 ISSUE OF COMMON SHARES

    Warrants exercised August 15,2000                -           325,000
    Recapitalization                                 -              -
    Exchange of common shares                        -              -
    Additional shares on Reverse Take Over           -            63,117
    Warrants exercised September 20,2000             -           533,750
    Warrants exercised October 20,2000               -           533,750
    Less: Subscriptions receivable                   -          (233,750)

 COMPREHENSIVE LOSS
    Net Loss                                         -          (493,184)    $  (493,184)
    Foreign currency translation adjustments        9,162          9,162           9,162
                                                                             -----------
 COMPREHENSIVE LOSS                                                          $  (484,022)
                                               --------------------------    ===========
 BALANCE AT OCTOBER 31, 2000                   $    5,214   $  1,268,998
                                               =========================

                             See accompanying notes.

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                              Stated in U.S. Funds

                                                       For the Period Ended
                                                    October 31      October 31
                                                      2000             2000
================================================================================
                                                    (3 Months)      (Cumulative
                                                                      to Date)

REVENUE                                            $         --    $         --
                                                   ------------    ------------

EXPENSES
   Advertising and promotion                       $     21,532    $     25,718
   Communication                                         13,164         171,184
   General and office                                    11,060         101,276
   Management salaries                                  178,666         329,957
   Professional fees                                    178,327         261,461
   Rent and occupancy costs                               2,396           9,883
   Travel                                                26,683          66,993
   Amortization                                          62,105         130,587
                                                   ------------    ------------

                                                   $    493,933    $  1,097,059
                                                   ------------    ------------


LOSS FROM OPERATIONS                               $   (493,933)   $ (1,097,059)

OTHER INCOME
   Interest income                                          749           1,367
                                                   ------------    ------------

NET LOSS                                           $   (493,184)   $ (1,095,692)
                                                   ============    ============


LOSS PER COMMON SHARE (Note 4)                     $      (0.04)   $      (0.10)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                11,550,470      11,049,881
                                                   ============    ============


                            See accompanying notes.




                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                              Stated in U.S. Funds

                                                                            For the Period Ended
                                                                          October 31     October 31
                                                                            2000            2000
=====================================================================================================
                                                                          (3 Months)     (Cumulative
                                                                                           to Date)
CASH FROM (USED IN) OPERATIONS
   Net loss                                                              $  (493,184)   $(1,095,692)
   Adjustments to reconcile net loss to net cash provided by operating activities:
          Amortization                                                        62,105        130,587
   Changes in assets and liabilities relating to operations
       Sales tax recoverable                                                 (29,219)      (101,427)
       Accounts payable and accrued liabilities                              178,023        852,170
       Prepaid and sundry assets                                             (53,844)      (106,205)
       Effect of exchange rate changes on cash                                 9,162          5,214
                                                                         -----------    -----------

   NET CASH FROM (USED IN) OPERATIONS                                    $  (326,957)   $  (315,353)
                                                                         -----------    -----------


CASH USED IN INVESTING ACTIVITIES

   Purchase of capital assets                                            $  (981,627)   $(1,793,834)
                                                                         -----------    -----------


CASH FROM FINANCING ACTIVITIES

   Cash received from capital shares issued                              $ 1,201,695    $ 2,359,476
                                                                         -----------    -----------


NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                        $  (106,889)   $   250,289

CASH AND CASH EQUIVALENTS - Beginning of period                              357,178             --
                                                                         -----------    -----------

CASH - End of period                                                     $   250,289    $   250,289
                                                                         ===========    ===========

                             See accompanying notes.

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 OCTOBER 31,2000
                                   (Unaudited)
                              Stated in U.S. Funds

================================================================================

The financial information for the period ended October 31,2000 presented in this Form 10-QSB has been prepared from the accounting records of New Hilarity, Inc. (the "Company" or "NHI"), a Nevada incorporated company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended October 31,2000 are not necessarily indicative of the results to be expected for a full year.

During the period the Company entered into a share exchange agreement with Orbit Canada Inc. ("Orbit"). The transaction resulted in a reverse takeover whereby the shareholders of Orbit obtained control of the Company (see Note 3). These financial statements are a continuation of Orbit.

The financial statements do not include certain information included in the company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 8-K as filed with the Securities and Exchange Commission.

1.  NATURE OF OPERATIONS

    Orbit, a development stage company, was incorporated under the laws of the Province of Ontario, Canada on October 7,1999. Since inception Orbit's efforts have been devoted to the development of its principal products and raising capital. They have not yet received any revenues from the sale of its products or services. Accordingly, through the date of these financial statements, the company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise. The company's development activities consist of the deployment of Voice Over Internet Protocol (VoIP) network services around the world as well as developing different communications solutions utilizing its VoIP technology.

2.  CAPITAL ASSETS

                                                            ACCUMULATED           NET              NET
                                               COST         AMORTIZATION          2001             2000
                                         ------------------------------------------------------------------
    Computer equipment                   $       21,675   $        3,766    $       17,909    $      16,949
    Furniture and fixtures                        1,048              134               914              961
    Network communication equipment           1,771,111          126,687         1,644,424          725,815
                                         ------------------------------------------------------------------
                                         $    1,793,834   $      130,587    $    1,663,247    $     743,725
                                         ==================================================================

3.  SHARE CAPITAL

    Authorized
           2,120,497   Non voting retractible exchangeable shares
           Unlimited   Non voting First Preference shares
          20,000,000   Common shares par value $0.005

    On August 15, 2000, 371,429 warrants were exercised resulting in 371,429 common shares being issued for cash consideration of $325,000.

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 OCTOBER 31,2000
                                   (Unaudited)
                              Stated in U.S. Funds

================================================================================

3.  SHARE CAPITAL (CONTINUED)

    During the period Orbit amended its articles of incorporation to create 2,120,497 non-voting exchangeable shares as well as an unlimited number of first preference shares. The exchangeable shares are entitled to a preference over the common shares and the preference shares with respect to the payment of dividends and the distribution of assets. The holders of exchangeable shares are entitled to receive dividends equivalent to dividends declared by NHI on its common shares. The holders are entitled at any time to require Orbit to retract any or all of the exchangeable shares by delivering one NHI common share for each exchangeable share.

    On September 5, 2000, NHI effected a one-for-five reverse stock split (the "Reverse Stock Split") whereby the number of then outstanding common shares of NHI was reduced from 7,989,560 to 1,597,912. As a result of the Reverse Stock Split, the number of authorized common shares was reduced from 100,000,000 shares, par value $0.001 per share, to 20,000,000 shares, par value $0.005 per share.

    Under a share exchange agreement which became effective September 8,2000, NHI issued 9,668,334 common shares in exchange for the same number of common shares issued and outstanding of Orbit. Orbit also exchanged its remaining 2,120,497 common shares for the same number of exchangeable shares. Each exchangeable share can be exchanged into one common share of NHI. This transaction resulted in a reverse take over, therefore giving the shareholders of Orbit control of NHI. At the time of exchange of shares, the existing board of directors of New Hilarity, Inc. resigned and the directors of Orbit were appointed to the board of NHI.

    In addition, the remaining 3,878,571 warrants of Orbit were exchanged for an equal number of warrants to acquire common shares of NHI. Each warrant entitles the holder thereof to acquire no later than February 20,2001 one share of NHI's common stock at an exercise price of $0.875 per share.

    On each of September 20,2000 and October 20,2000, 610,000 warrants were exercised for cash consideration of $533,750 respectively. A portion of the October 20,2000 exercise price was received subsequent to the period end of these interim financial statements, resulting in a subscription receivable amount of $233,750.

4.  LOSS PER COMMON SHARE

    Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.



5.  INCOME TAXES

    The Company has provided a full valuation allowance against deferred tax assets at October 31,2000, due to uncertainties in the Company's ability to utilize its net operating losses. The net operating loss carryforwards as of the most recently completed fiscal year end in the amount of $600,000 expire in 2007.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report:

Background

New Hilarity, Inc. (the "Company" and "NHI") was incorporated under the laws of the State of Idaho on February 27, 1930, for the primary purpose of exploring and the development of mining properties. Prior to 1993, the Company had owned fifteen unpatented lode mining claims in the Coeur d'Alene Mining District of Shoshone County, Idaho. Due to the increased fees from the Bureau of Land Management on unpatented mining claims, and the depressed prices for silver and lead, the Company decided to abandon these mining claims in 1993. Accordingly, as of 1993, the Company became an inactive mining company, and the Company thereupon decided to explore alternative business opportunities. In April 1999, the Company reorganized under the laws of the State of Nevada and changed its name to New Hilarity, Inc.

As of September 8, 2000, and pursuant to an Agreement and Plan of Reorganization dated as of August 3, 2000 by and between NHI and Orbit Canada Inc., an Ontario corporation ("Orbit"), NHI acquired Orbit as a result of which Orbit became a wholly-owned subsidiary of the Company (the "Orbit Transaction"). The Orbit Transaction resulted in a reverse take over, therefore, giving the stockholders of Orbit control of NHI. In connection with the Orbit Transaction, the existing Board of Directors of the Company resigned and the directors of Orbit were appointed to the Board of the Company.

Orbit was incorporated on October 7, 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its principal products and raising capital. The Company has not received any revenues to date from the sale of its products or services. Accordingly, through the end of the first quarter of fiscal 2001 (October 31, 2000), Orbit is considered to be in the development stage. The Company intends to market an internet based long distance telephone system to Canadian businesses and individuals. The Company plans to use the latest radio transmission technologies for wireless, high speed and secure Internet access.

Orbit intends to provide Canadian businesses and individuals with next generation Internet services that include high speed fixed wireless Internet delivery, V.90 Internet access, phone-to-phone Voice over IP ("VoIP"), as well as E-mail, and web site hosting services. Orbit's VoIP service, which will be included in a low monthly flat rate bundle of Internet services, will enable subscribers to call between points on Orbit's network as well as to certain destinations internationally at no additional charge utilizing their own telephones. Orbit intends to market its services directly to commercial enterprises and to residential markets as well as indirectly through traditional Internet Service Providers, prepaid long distance calling card companies and others. No assurance can be given that Orbit's business will prove to be successful or that it will be able to operate profitably.

As of November 8, 2000, NHI's Board of Directors approved a change in the Company's fiscal year end from March 31 to July 31. The change was made to conform the Company's fiscal year to the fiscal year of Orbit, which, as a result of the Orbit Transaction effected as of September 8, 2000, became a wholly-owned subsidiary of the Company and is deemed to be the acquirer for accounting purposes using reverse-acquisition accounting procedures.

Unless the context otherwise requires, all references herein to the "Company" refer to New Hilarity, Inc. and its consolidated subsidiary, Orbit Canada Inc. In addition, unless otherwise noted, all information herein is given in U.S. dollars.

Comparison of the Period Ended October 31,2000 to the Year Ended July
31,2000.

During the period ended October 31,2000 the Company completed contract negotiations with its major Network equipment suppliers and took delivery of hardware equipment. Equipment has been installed to establish gateways in major Canadian cities. Under terms of certain supplier agreements, initial deposits of 25% of equipment costs were paid to the supplier, with a portion of the balance paid during the quarter and the balance due in the following fiscal quarter. During the most recent completed quarter the Company established a professional management team, negotiated a telemarketing contract that enables the Company to commence customer acquisition and retention, and secured head office space in the city of Toronto.

Operations

During the quarter ended October 31,2000 the Company had not yet commenced generating revenues. Expenses for the quarter totaled $493,933 consisting primarily of management salaries, consulting and professional fees. Subsequent the fiscal quarter, the company began acquiring customers.
The Company anticipates to generating revenue from its customer base starting early in calendar year 2001.

During the remainder of the fiscal year the Company will continue to add to its customer base. The telemarketing campaign and additional marketing efforts will become evident in the coming quarters. The Company's services will be offered to more Canadians as additional equipment is acquired and installed in areas not currently serviced by the Company. Approximately $982,000 of Capital Assets consisting primarily of network communication equipment was added during the most recent quarter. The Company will continue to build its network communication infrastructure. This infrastructure is designed so as not to require a significant number of operating personnel, therefore, future staff increases will not be significant. The Company will continue to employ the efforts of unrelated third parties to increase its customer base.

Liquidity and Capital Resources

At present, the primary sources of liquidity for the Company are funds generated by the issuance of common shares pursuant to a warrant funding agreement. Additional information on the agreement is described in Note 3 to the Company's Interim Financial Statements set forth in Part I hereto.

Current assets totaled $457,921 at October 31,2000 compared to $481,746 at July 31,2000. The minor decrease is attributable to a reduction of term deposits as various start-up costs including certain capital expenditures and operating expenses were funded, net of additional prepaid Canadian Goods and Services Taxes refundable to the corporation. At October 31,2000 the Company had cash of $250,289 of which none was held in term deposits. As operating activities had not yet begun, there was no Account Receivable on hand at October 31,2000.

As at October 31,2000, current liabilities totaled $852,170 compared to $674,146 at July 31,2000. The increase is primarily attributable to an increase in payable to suppliers of network communication equipment.

The Company anticipates that the warrant funding program combined with initial revenue generation early in the year 2001 will permit the Company to meet its cash requirements for the next twelve months. The Company is exploring the opportunity for longer term debt financing for certain network equipment acquisitions.

Reporting Currency

The Company's operations are carried out in Canadian dollars. The Company's reporting currency is in United States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

            PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

As of September 8, 2000 (the "Closing"), and pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") dated as of August 3, 2000 by and between New Hilarity, Inc. (the "Company") and Orbit Canada Inc., an Ontario corporation ("Orbit"), the Company (i) issued 9,668,334 shares of its common stock, par value $0.005 per share (the "Common Stock") and (ii) Orbit issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company (the "Orbit Transaction").

In addition, at Closing, and pursuant to the Acquisition Agreement, all 3,878,571 previously issued and outstanding warrants to acquire shares of capital stock of Orbit were exchanged for 3,878,571 warrants to acquire shares of the Common Stock of the Company (the "Warrants"). Each
Warrant entitles the holder thereof to acquire no later than February 20, 2001 one share of the Company's Common Stock at an exercise price of $0.875 per share.

Prior to the Closing, and as contemplated by the Acquisition Agreement, the Company effected as of September 5, 2000 a one-for-five reverse stock split (the "Reverse Stock Split") whereby the number of then outstanding shares of Common Stock of the Company was reduced from 7,989,560 to approximately 1,597,912 shares of Common Stock. In addition, and as a result of the Reverse Stock Split, the number of authorized shares of Common Stock of the Company was reduced from 100,000,000 shares, par value $0.001 per share, of Common Stock to 20,000,000 shares, par value $0.005 per share, of Common Stock.

There are 2,120,497 Exchangeable Shares of Orbit issued and outstanding as at September 8, 2000. Pursuant to the Exchangeable Share Support Agreement dated as of September 5, 2000, each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. The Exchangeable
Shares are senior in priority to all other shares of Orbit. Holders of Exchangeable Shares have the right to dividends and other distributions equivalent to those of the holders of shares of Common Stock of the Company.

Assuming the conversion of all 2,120,497 Exchangeable Shares and all 3,878,571 Warrants into shares of Common Stock of the Company, there will be approximately 17,265,314 shares of Common Stock issued and outstanding which the former stockholders and warrant holders of Orbit will own approximately 91% of the Company's Common Stock. During the quarter ended October 31, 2000, 1,220,000 Warrants were exercised.

All of the securities of the Company issued in connection with the Orbit Transaction were issued in reliance upon the exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         27   Financial Data Schedule

         (b)  Reports on Form 8-K.

         Listed below are reports on Form 8-K filed during the fiscal quarter ended July 31, 2000.

         Form 8-K (dated September 8, 2000) -  Items reported: 1, 2 and 7.

                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEW HILARITY, INC.
                                    Registrant)


Dated: December 15, 2000            By:  /s/ Daniel N. Argiros
                                             Daniel N. Argiros,
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Accounting
                                             and Financial Officer)