Form 10QSB
period 2001-01-31
NEW HILARITY INC
filed 2001-03-26
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 For the quarterly period ended January 31, 2001

[ ] Transition Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from            to


          Commission file number 001-03323


                    NEW HILARITY, INC.
(Exact name of Small Business Issuer as Specified in its Charter)


Nevada                                           91-197860
(State or Other Jurisdiction              (I.R.S. Employer
of Incorporation or                         Identification
Organization)                                      Number)

161 Bay Street, Suite 2220, Toronto, Ontario, Canada M5J 2S1
         (Address of Principal Executive Offices)

 Issuer's Telephone Number, Including Area Code:  416-304-0694

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

         Yes    X              No

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 14,316,246 shares of Common Stock with par value of $.005 were outstanding as of January 31, 2001.

                                  INDEX
                                                                 PAGE
Part I. FINANCIAL INFORMATION                                     3

Item 1. Financial Statements                                      3
     Balance Sheets as at July 31,2000 and January 31,2001        4
     Interim Statement of Changes in
       Shareholders' Equity for the period
       ended January 31, 2001                                     5
     Interim Statement of Operations
      for the period ended January 31, 2001 (3 months),
      January 31, 2001 (year to date) and cumulative
      from date of inception to January 31, 2001                  6
     Interim Statement of Cash Flows
      for the period ended January 31, 2001 (3 months),
      January 31, 2001 (year to date) and cumulative
      from date of inception to January 31, 2001                  7
     Notes to Interim Financial Statements                        8

Item 2. Management's Discussion and
        Analysis or Plan of Operation                             11

Part II. OTHER INFORMATION                                        14

Item 1. Legal Proceedings                                         14
Item 2. Changes in Securities                                     14
Item 3. Defaults Upon Senior Securities                           15
Item 4. Submission of Matters to a Vote of Security-Holders       15
Item 5. Other Information                                         15
Item 6. Exhibits and Reports on Form 8-K                          15

          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                NEW HILARITY, INC.
          (a development stage company)

         INTERIM FINANCIAL STATEMENTS


                JANUARY 31, 2001

                (Unaudited)

            Stated in U.S. Funds

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                              Stated in U.S. Funds


                                                     January 31       July 31
                                                        2001            2001
================================================================================
                                                    (Unaudited)

                                 A S S E T S

CURRENT
   Cash                                             $   520,647    $   357,178
   Sales taxes receivable                               186,559         72,208
   Prepaid and deposits                                  35,362         52,361
                                                    -----------    -----------

                                                    $   742,568    $   481,747

CAPITAL ASSETS (Note 2)                               1,789,531        743,725
                                                    -----------    -----------

                                                    $ 2,532,099    $ 1,225,472
                                                    ===========    ===========

                            L I A B I L I T I E S

CURRENT
   Accounts payable and accrued liabilities         $   440,674    $   674,147

SHARES TO BE ISSUED                                          --         20,172
                                                    -----------    -----------

                                                    $   440,674    $   694,319
                                                    -----------    -----------

                            SHAREHOLDERS' EQUITY


SHARE CAPITAL ISSUED AND PAID UP (Note 3)           $    82,184    $ 1,137,609

CAPITAL IN EXCESS OF PAR VALUE                        4,112,292             --

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE         (2,088,796)      (602,508)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 (14,255)        (3,948)
                                                    -----------    -----------

                                                    $ 2,091,425    $   531,153
                                                    -----------    -----------

                                                    $ 2,532,099    $ 1,225,472
                                                    ===========    ===========

                            See accompanying notes.

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                              Stated in U.S. Funds

==========================================================================


                                                                                                                 Capital in
                                                                   Exchangeable      Common         Paid up      Excess of
                                                                      Shares         Shares         Amount       Par value
                                                                 ----------------------------------------------------------
  FOR THE PERIOD FROM INCEPTION TO JULY 31,2000
     Shares issued to founders                                              --      6,000,001    $         1    $        --
     Shares issued for cash consideration                                   --      5,027,401      1,137,608             --
     Shares issued for services rendered                                    --        390,000        195,000             --
     Issue costs                                                            --             --       (195,000)            --
  COMPREHENSIVE LOSS
     Net Loss                                                               --             --             --             --
     Foreign currency translation adjustment                                --             --             --             --
                                                                 ----------------------------------------------------------


  BALANCE AT JULY 31, 2000                                                  --     11,417,402    $ 1,137,609    $        --
                                                                 ----------------------------------------------------------

FOR THE PERIOD FROM AUGUST 1,2000 TO JANUARY 31,2001
  ISSUE OF COMMON SHARES
     Warrants exercised August 15,2000                                      --        371,429        325,000             --
     Recapitalization                                                       --             --     (1,403,665)     1,403,665
     Exchange of common shares                                       2,120,497     (2,120,497)            --             --
     Additional shares on Reverse Take Over                                 --      1,597,912          7,990         55,127
     Warrants exercised September 20,2000                                   --        610,000          3,050        530,700
     Warrants exercised October 20,2000                                     --        610,000          3,050        530,700
     Warrants exercised November 24,2000                                    --        610,000          3,050        530,700
     Warrants exercised December 20,2000                                    --        610,000          3,050        530,700
     Warrants exercised January 31,2001                                     --        610,000          3,050        530,700

  COMPREHENSIVE LOSS
     Net Loss
          Foreign currency translation adjustment

  COMPREHENSIVE LOSS
                                                                 ----------------------------------------------------------

  BALANCE - January 31,2001                                          2,120,497     14,316,246    $    82,184    $ 4,112,292
                                                                 ==========================================================


                                                                   Deficit
                                                                 Accumulated    Accumulated
                                                                    During         Other
                                                                  Development   Comprehensive                  Comprehensive
                                                                    Stage           Loss            Total          Loss
                                                                 -----------------------------------------------------------
  FOR THE PERIOD FROM INCEPTION TO JULY 31,2000
     Shares issued to founders                                    $        --    $        --    $         1
     Shares issued for cash consideration                                  --             --      1,137,608
     Shares issued for services rendered                                   --             --        195,000
     Issue costs                                                           --             --       (195,000)
  COMPREHENSIVE LOSS
     Net Loss                                                        (602,508)            --       (602,508)   $  (602,508)
     Foreign currency translation adjustment                               --         (3,948)        (3,948)        (3,948)
                                                                 ------------------------------------------    -----------
                                                                                                               $  (606,456)
                                                                                                               ===========
  BALANCE AT JULY 31, 2000                                        $  (602,508)   $    (3,948)   $   531,153
                                                                 ------------------------------------------

FOR THE PERIOD FROM AUGUST 1,2000 TO JANUARY 31,2001
  ISSUE OF COMMON SHARES
     Warrants exercised August 15,2000                                     --             --        325,000
     Recapitalization                                                      --             --             --
     Exchange of common shares                                             --             --             --
     Additional shares on Reverse Take Over                                --             --         63,117
     Warrants exercised September 20,2000                                  --             --        533,750
     Warrants exercised October 20,2000                                    --             --        533,750
     Warrants exercised November 24,2000                                   --             --        533,750
     Warrants exercised December 20,2000                                   --             --        533,750
     Warrants exercised January 31,2001                                    --             --        533,750

  COMPREHENSIVE LOSS
     Net Loss                                                      (1,486,288)            --     (1,486,288)   $(1,486,288)
          Foreign currency translation adjustment                          --        (10,307)       (10,307)       (10,307)
                                                                                                               -----------
  COMPREHENSIVE LOSS                                                                                           $(1,496,595)
                                                                 ------------------------------------------    ===========

  BALANCE - January 31,2001                                       $(2,088,796)   $   (14,255)   $ 2,091,425
                                                                 ==========================================

                             See accompanying notes.

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                              Stated in U.S. Funds


                                               For the Period Ended
                                   ---------------------------------------------
                                    January 31      January 31      January 31
                                       2001            2001            2001
================================================================================

                                    (3 Months)        (Year        (Cumulative
                                                     to Date)        to Date)

REVENUE                            $         --    $         --    $         --
                                   ------------    ------------    ------------


EXPENSES
   Advertising and promotion       $     58,759    $     80,291    $     84,476
   Communication                        296,742         309,906         467,926
   General and office                   148,223         159,283         249,499
   Management remuneration              201,083         379,749         531,040
   Professional fees                     64,819         243,146         326,280
   Rent and occupancy costs              55,447          57,843          65,330
   Travel                                62,073          88,756         129,066
   Wages                                 44,187          44,187          44,187
   Amortization                          67,234         129,339         197,821
                                   ------------    ------------    ------------

                                   $    998,567    $  1,492,500    $  2,095,625
                                   ------------    ------------    ------------


LOSS FROM OPERATIONS               $   (998,567)   $ (1,492,500)   $ (2,095,625)

OTHER INCOME
   Interest income                        5,463           6,212           6,829
                                   ------------    ------------    ------------

NET LOSS                           $   (993,104)   $ (1,486,288)   $ (2,088,796)
                                   ============    ============    ============



LOSS PER COMMON SHARE (Note 4)     $      (0.07)   $      (0.12)   $      (0.18)
                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                 13,242,116      12,524,902      11,839,307
                                   ============    ============    ============


                            See accompanying notes.

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                              Stated in U.S. Funds

                                                                         For the Period Ended
                                                              ------------------------------------------
                                                               January 31     January 31     January 31
                                                                  2001           2001           2001
========================================================================================================

                                                               (3 Months)       (Year       (Cumulative
                                                                               to Date)       to Date)
CASH FROM (USED IN) OPERATIONS
   Net loss                                                   $  (993,104)   $(1,486,288)   $(2,088,796)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
             Amortization                                          67,234        129,339        197,821
   Changes in assets and liabilities relating to operations
        Sales tax receivable                                      (85,132)      (114,351)      (186,559)
        Accounts payable and accrued liabilities                 (411,496)      (233,473)       440,674
        Prepaid and deposits                                       70,843         16,999        (35,362)
        Effect of exchange rate changes on cash                   (19,469)       (10,307)       (14,255)
                                                              -----------    -----------    -----------

   NET CASH USED IN OPERATIONS                                $(1,371,124)   $(1,698,081)   $(1,686,477)
                                                              -----------    -----------    -----------


CASH USED IN INVESTING ACTIVITIES
   Purchase of capital assets                                 $  (193,518)   $(1,175,145)   $(1,987,352)
                                                              -----------    -----------    -----------


CASH FROM FINANCING ACTIVITIES
   Cash received from capital shares issued                     1,835,000    $ 3,036,695    $ 4,194,476
                                                              -----------    -----------    -----------


NET CHANGE IN CASH DURING THE PERIOD                          $   270,358    $   163,469    $   520,647

CASH AND CASH EQUIVALENTS - Beginning of period                   250,289        357,178             --
                                                              -----------    -----------    -----------

CASH - End of period                                          $   520,647    $   520,647    $   520,647
                                                              ===========    ===========    ===========

                            See accompanying notes.

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JANUARY 31,2001
                                   (Unaudited)
                              Stated in U.S. Funds

================================================================================

The financial information for the period ended January 31,2001 presented in this Form 10-QSB has been prepared from the accounting records of New Hilarity, Inc. (the "Company" or "NHI"), a Nevada incorporated company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended January 31,2001 are not necessarily indicative of the results to be expected for a full year.

The Company entered into a share exchange agreement with Orbit Canada Inc. ("Orbit") which became effective September 8, 2000. The transaction resulted in a reverse takeover whereby the shareholders of Orbit obtained control of the Company (see Note 3). These financial statements are a continuation of Orbit.

The financial statements do not include certain information included in the company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 8-K dated September 8, 2000, as amended as filed with the Securities and Exchange Commission.


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


2.   CAPITAL ASSETS

                                                   ACCUMULATED      NET           NET
                                           COST    AMORTIZATION     2001          2000
                                       -------------------------------------------------
     Computer equipment                $   39,550   $    5,791   $   33,759   $   16,949
     Furniture and fixtures                 5,422          293        5,129          961
     Network communication equipment    1,942,380      191,737    1,750,643      725,815
                                       -------------------------------------------------
                                       $1,987,352   $  197,821   $1,789,531   $  743,725
                                       =================================================

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JANUARY 31,2001
                                   (Unaudited)
                              Stated in U.S. Funds

================================================================================

3.   SHARE CAPITAL

     Authorized
        2,120,497       Non voting retractable exchangeable shares
        Unlimited       Non voting First Preference shares
       20,000,000       Common shares par value $0.005
     Issued and Paid up
       14,316,246       Common shares                              $      82,184
                                                                   =============

     On August 15, 2000, 371,429 warrants were exercised resulting in 371,429 common shares being issued for cash consideration of $325,000.

     On September 5, 2000 Orbit amended its articles of incorporation to create 2,120,497 non-voting exchangeable shares as well as an unlimited number of first preference shares. The exchangeable shares are entitled to a preference over the common shares and the preference shares with respect to the payment of dividends and the distribution of assets. The holders of exchangeable shares are entitled to receive dividends equivalent to dividends declared by NHI on its common shares. The holders are entitled at any time to require Orbit to retract any or all of the exchangeable shares by delivering one NHI common share for each exchangeable share.

     On September 5, 2000, NHI effected a one-for-five reverse stock split (the "Reverse Stock Split") whereby the number of then outstanding common shares of NHI was reduced from 7,989,560 to 1,597,912. As a result of the Reverse Stock Split, the number of authorized common shares was reduced from 100,000,000 shares, par value $0.001 per share, to 20,000,000 shares, par value $0.005 per share.

     Under a share exchange agreement which became effective September 8,2000, NHI issued 9,668,334 common shares in exchange for the same number of common shares issued and outstanding of Orbit. Orbit also exchanged its remaining 2,120,497 common shares for the same number of exchangeable shares. Each exchangeable share can be exchanged into one common share of NHI. This transaction resulted in a reverse take over, thereby giving the shareholders of Orbit control of NHI. At the time of exchange of shares, the existing board of directors of New Hilarity, Inc. resigned and the directors of Orbit were appointed to the board of NHI.

     In addition, the remaining 3,878,571 warrants of Orbit were exchanged for an equal number of warrants to acquire common shares of NHI. Each warrant entitles the holder thereof to acquire no later than February 20,2001 one share of NHI's common stock at an exercise price of $0.875 per share.

                               NEW HILARITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JANUARY 31,2001
                                   (Unaudited)
                              Stated in U.S. Funds

================================================================================

     On each of September 20,2000, October 20,2000, November 24,2000, December 20,2000 and January 31,2001, 610,000 warrants were exercised for cash consideration of $533,750 respectively.


4.   LOSS PER COMMON SHARE

     Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.


5.   SUBSEQUENT EVENT

     Subsequent to January 31,2001 the company entered into an agreement with an Australian corporation to build a national telephone network based on voice over the internet protocol (VolP). The agreement calls for the company to earn fee income based on certain deliverables and the company has received a 10% interest in the Australian corporation.


6.   INCOME TAXES

     The Company has provided a full valuation allowance against deferred tax assets at January 31, 2001, due to uncertainties in the Company's ability to utilize its net operating losses. The net operating loss carryforward amounts as of the most recently completed fiscal year end of $600,000 expire in 2007.

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

Orbit was incorporated on October 7, 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its principal products and raising capital. The Company has not received any revenues to date from the sale of its products or services. Accordingly, through the end of the second quarter of fiscal 2001 (January 31, 2001), Orbit is considered to be in the development stage. The Company intends to market an internet based long distance telephone system to Canadian businesses and individuals.

Orbit intends to provide Canadian businesses and individuals with next generation Internet services that include V.90 Internet access, phone-to-phone Voice over IP ("VoIP"), as well as E-mail, and web site hosting services. Orbit's VoIP service, which will be included in a low monthly flat rate bundle of Internet services, will enable subscribers to call between points on Orbit's network as well as to off-network destinations in Canada and the Continental United States at no additional charge utilizing their own telephones. Orbit intends to market its services directly to commercial enterprises and to residential markets as well as indirectly through traditional Internet Service Providers, prepaid long distance calling card companies and others. No assurance can be given that Orbit's business will prove to be successful or that it will be able to operate profitably.

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

Comparison of the Period Ended January 31, 2001 to the Year Ended July
31,2000.

During the six month period ended January 31, 2001 the Company completed contract negotiations with its major network equipment suppliers and took delivery of hardware equipment. Equipment has been installed to establish gateways in major Canadian cities. During the first six months of the fiscal year, the Company established a professional management team, negotiated co-location and off-network service delivery arrangements, negotiated a telemarketing contract that enabled the Company to test market its service offering, and secured head office space in the city of Toronto.

Operations

For the six month period ended January 31, 2001 the Company had not yet commenced generating revenues. Expenses for the quarter and six month period totaled $998,567 and $1,492,500, respectively. During the recent quarter, the Company was active acquiring customers. Revenue from its customer base will be generated commencing in the next fiscal quarter.

During the remainder of the fiscal year the Company will continue to add to its customer base. The telemarketing campaign and additional marketing efforts will become evident in the coming quarters. The Company's services will be offered to more Canadians as additional equipment is acquired and installed in areas not currently serviced by the Company. Approximately $ 1,175,000 of capital assets consisting primarily of network communication equipment was added during the six month period increasing the Company's employed capital assets to approximately $1,987,000 at January 31, 2001. The Company will continue to build its network communication infrastructure. This infrastructure is designed so as not to require a significant number of operating personnel, therefore, future staff increases will not be significant. The Company will continue to employ the efforts of unrelated third parties to increase its customer base.

On February 1, 2001 the Company entered into an agreement with an Australian corporation to built a national telephone network based on voice over the internet protocol (VoIP). The agreement calls for the Company to earn fee income based on certain deliverables and the Company has received a 10% interest in the Australian Corporation.

Liquidity and Capital Resources

At present, the primary sources of liquidity for the Company are funds generated by the issuance of common shares pursuant to a warrant funding agreement. Additional information on the agreement is described in Note 3 to the Company's Interim Financial Statements set forth in Part I hereto.

Current assets totaled $742,568 at January 31, 2001 compared to $481,747 at July 31,2000. The increase is attributable to greater cash on hand as a result of receipts from the warrant funding program exceeding expenditures for the period and an increase in refundable Canadian goods and service taxes on purchases during the period. At January 31, 2001 the Company had cash of $520,647 of which none was held in term deposits. As operating activities had not yet begun, there was no Account Receivable on hand at January 31, 2001.

As at January 31, 2001, current liabilities totaled $440,674 compared to $674,147 at July 31,2000.

The Company anticipates that the warrant funding program combined with initial revenue generation in the year 2001 will permit the Company to meet its cash requirements for the next twelve months. The Company is exploring the opportunity for longer term debt financing for certain network equipment acquisitions.

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

Assuming the conversion of all 2,120,497 Exchangeable Shares and all 3,878,571 Warrants into shares of Common Stock of the Company, there will be approximately 17,265,314 shares of Common Stock issued and outstanding of which the former stockholders and warrant holders of Orbit will own approximately 91% of the Company's Common Stock. During the six month period ended January 31, 2001, 3,050,000 Warrants were exercised.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

   None.

  (b)  Reports on Form 8-K.

   Listed below are reports on Form 8-K filed during the fiscal quarter ended January 31, 2001.

   Amendment No. 1 to Form 8-K dated September 8, 2000 which Amendment was filed November 22, 2000. Items reported: 7, Financial Statements for Orbit Canada Inc. for the period from inception to July 31, 2000.

   Form 8-K (dated November 8, 2000)  Items reported:  4, 7, and 8

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEW HILARITY, INC.
                                    (Registrant)


Dated: March 26, 2001            By:  /s/ Daniel N. Argiros
                                          Daniel N. Argiros,
                                          Vice President and Chief
                                          Financial Officer
                                          (Principal Accounting
                                          and Financial Officer)