Form 10QSB
period 2001-04-30
ORBIT E COMMERCE INC
filed 2001-06-14
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 For the quarterly period ended April 30, 2001

[ ] Transition Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from            to


          Commission file number 001-03323


                    ORBIT E-COMMERCE, INC.
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

                     New Hilarity, Inc.
      (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 15,144,817 shares of Common Stock with par value of $.005 were outstanding as of April 30, 2001.

                                  INDEX
                                                                 PAGE
Part I. FINANCIAL INFORMATION                                     3

Item 1. Financial Statements                                      3
     Balance Sheets as at July 31,2000 and April 30, 2001         4
     Interim Statement of Changes in
       Shareholders' Equity for the period
       ended April 30, 2001                                       5
     Interim Statement of Operations
      for the period ended April 30, 2001 (3 months),
      April 30, 2001 (year to date) and cumulative
      from date of inception to April 30, 2001                    6
     Interim Statement of Cash Flows
      for the period ended April 30, 2001 (year to date)
      and cumulative from date of inception to
      April 30, 2001                                              7
     Notes to Interim Financial Statements                        8

Item 2. Management's Discussion and
        Analysis or Plan of Operation                             12

Part II. OTHER INFORMATION                                        14

Item 1. Legal Proceedings                                         14
Item 2. Changes in Securities                                     14
Item 3. Defaults Upon Senior Securities                           15
Item 4. Submission of Matters to a Vote of Security-Holders       15
Item 5. Other Information                                         16
Item 6. Exhibits and Reports on Form 8-K                          16

          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



              ORBIT E-COMMERCE, INC.
          (a development stage company)

         INTERIM FINANCIAL STATEMENTS


                APRIL 30, 2001

                (Unaudited)

            Stated in U.S. Funds

                             ORBIT E-COMMERCE, INC.
                          (a development stage company)
                                  BALANCE SHEET
                              Stated in U.S. Funds


                                                     April 30         July 31
                                                       2001            2000
================================================================================

                                                   (Unaudited)

                                     ASSETS

CURRENT
    Cash                                            $   240,157    $   357,178
    Sales taxes receivable                              240,260         72,208
    Accounts receivable                                   9,472             --
    Prepaid and deposits                                 64,299         52,361
                                                    -----------    -----------

                                                    $   554,188    $   481,747

CAPITAL ASSETS (Note 4)                               1,789,094        743,725
                                                    -----------    -----------


                                                    $ 2,343,282    $ 1,225,472
                                                    ===========    ===========

                                   LIABILITIES

CURRENT
    Accounts payable and accrued liabilities        $   808,136    $   674,147

SHARES TO BE ISSUED                                          --         20,172
                                                    -----------    -----------

                                                    $   808,136    $   694,319
                                                    -----------    -----------

                              SHAREHOLDERS' EQUITY


SHARE CAPITAL ISSUED AND PAID UP (Note 5)           $    86,327    $ 1,137,609

CAPITAL IN EXCESS OF PAR VALUE                        5,475,149             --

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE         (4,010,382)      (602,508)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 (15,948)        (3,948)
                                                    -----------    -----------

                                                    $ 1,535,146    $   531,153
                                                    -----------    -----------


                                                    $ 2,343,282    $ 1,225,472
                                                    ===========    ===========

                             See accompanying notes.


                                                  ORBIT E-COMMERCE, INC.
                                               (a development stage company)
                                   INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        (Unaudited)
                                                   Stated in U.S. Funds

==========================================================================================================================
                                                                                                               Deficit
                                                                                                              Accumulated
                                                                                                Capital in      During
                                                   Exchangeable     Common        Paid up       Excess of     Development
                                                      Shares        Shares        Amount        Par value       Stage
                                                  ------------------------------------------------------------------------
  FOR THE PERIOD FROM INCEPTION TO JULY 31,2000
      Shares issued to founders                            --      6,000,001    $         1    $        --    $        --
      Shares issued for cash consideration                 --      5,027,401      1,137,608             --             --
      Shares issued for services rendered                  --        390,000        195,000             --             --
      Issue costs                                          --             --       (195,000)            --             --
  COMPREHENSIVE LOSS
      Net Loss                                             --             --             --             --       (602,508)
      Foreign currency translation adjustment              --             --             --             --             --
                                                  ------------------------------------------------------------------------


  BALANCE AT JULY 31,2000                                  --     11,417,402    $ 1,137,609    $        --    $  (602,508)
                                                  ------------------------------------------------------------------------


FOR THE PERIOD FROM AUGUST 1, 2000
  TO APRIL 30, 2001 ISSUE OF
  COMMON SHARES
      Warrants exercised August 15,2000                    --        371,429        325,000             --             --
      Recapitalization                                     --             --     (1,403,665)     1,403,665             --
      Exchange of common shares                     2,120,497     (2,120,497)            --             --             --
      Additional shares on Reverse
         Take Over                                         --      1,597,912          7,990         55,127             --
      Warrants exercised September 20,2000                 --        610,000          3,050        530,700             --
      Warrants exercised October 20,2000                   --        610,000          3,050        530,700             --
      Warrants exercised November 24,2000                  --        610,000          3,050        530,700             --
      Warrants exercised December 20,2000                  --        610,000          3,050        530,700             --
      Warrants exercised January 31,2001                   --        610,000          3,050        530,700             --
      Warrants exercised February 20,2001                  --        828,571          4,143        720,857             --

  OPTIONS GRANTED                                          --             --             --        642,000             --

  COMPREHENSIVE LOSS
      Net Loss                                                                                                 (3,407,874)

            Foreign currency
            translation adjustment                                                                                     --


  COMPREHENSIVE LOSS
                                                  ------------------------------------------------------------------------

  BALANCE - April 30, 2001                          2,120,497     15,144,817    $    86,327    $ 5,475,149    $(4,010,382)
                                                  ========================================================================



                                                   Accumulated
                                                     Other
                                                  Comprehensive                Comprehensive
                                                      Loss          Total          Loss
                                                  ------------------------------------------
  FOR THE PERIOD FROM INCEPTION TO JULY 31,2000
      Shares issued to founders                   $        --    $         1
      Shares issued for cash consideration                 --      1,137,608
      Shares issued for services rendered                  --        195,000
      Issue costs                                          --       (195,000)
  COMPREHENSIVE LOSS
      Net Loss                                             --       (602,508)   $  (602,508)
      Foreign currency translation adjustment          (3,948)        (3,948)        (3,948)
                                                  --------------------------    -----------
                                                                                $  (606,456)
                                                                                ===========
  BALANCE AT JULY 31,2000                         $    (3,948)   $   531,153
                                                  --------------------------


FOR THE PERIOD FROM AUGUST 1, 2000
  TO APRIL 30, 2001 ISSUE OF
  COMMON SHARES
      Warrants exercised August 15,2000                    --        325,000
      Recapitalization                                     --             --
      Exchange of common shares                            --             --
      Additional shares on Reverse
         Take Over                                         --         63,117
      Warrants exercised September 20,2000                 --        533,750
      Warrants exercised October 20,2000                   --        533,750
      Warrants exercised November 24,2000                  --        533,750
      Warrants exercised December 20,2000                  --        533,750
      Warrants exercised January 31,2001                   --        533,750
      Warrants exercised February 20,2001                  --        725,000

  OPTIONS GRANTED                                          --        642,000

  COMPREHENSIVE LOSS
      Net Loss                                             --     (3,407,874)   $(3,407,874)

            Foreign currency
            translation adjustment                    (12,000)       (12,000)       (12,000)
                                                                                -----------

  COMPREHENSIVE LOSS                                                            $(3,419,874)
                                                  --------------------------    ===========

  BALANCE - April 30, 2001                        $   (15,948)   $ 1,535,146
                                                  ==========================


                                        ORBIT E-COMMERCE, INC.
                                    (a development stage company)
                                   INTERIM STATEMENT OF OPERATIONS

                                             (Unaudited)
                                         Stated in U.S. Funds

                                                                      For the Period Ended
                                                         --------------------------------------------
                                                           April 30         April 30       April 30
                                                             2001             2001           2001
=====================================================================================================
                                                          (3 Months)         (Year       (Cumulative
                                                                            to Date)       to Date)
REVENUE
        Internet services                                $     23,355    $     23,355    $     23,355
        Consulting services                                    65,000          65,000          65,000
                                                         ------------    ------------    ------------
                                                               88,355          88,355          88,355
                                                         ------------    ------------    ------------




  EXPENSES
      Advertising and promotion                               460,424         540,715         544,900
      Communication                                           330,450         640,356         798,376
      General and office                                       95,553         254,836         345,052
      Network configuration and consulting fees               699,453       1,079,202       1,230,493
      Professional fees                                        42,400         285,546         368,680
      Rent and occupancy costs                                111,434         169,277         176,764
      Travel                                                   65,823         154,579         194,889
      Wages                                                   141,200         185,387         185,387
      Amortization                                             69,571         198,910         267,392
                                                         ------------    ------------    ------------

                                                            2,016,308       3,508,808       4,111,933
                                                         ------------    ------------    ------------


  LOSS FROM OPERATIONS                                     (1,927,953)     (3,420,453)     (4,023,578)

  OTHER INCOME
      Interest income                                           6,366          12,579          13,196
                                                         ------------    ------------    ------------


  NET LOSS                                               $ (1,921,587)   $ (3,407,874)   $ (4,010,382)
                                                         ============    ============    ============



  LOSS PER COMMON SHARE (Note 6)                         $      (0.13)   $      (0.26)   $      (0.33)
                                                         ============    ============    ============

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                          14,965,921      13,220,915      12,006,765
                                                         ============    ============    ============

                             See accompanying notes.

                             ORBIT E-COMMERCE, INC.
                          (a development stage company)
                         INTERIM STATEMENT OF CASH FLOWS

                                   (Unaudited)
                              Stated in U.S. Funds

                                                                   For the Period Ended
                                                               ---------------------------
                                                                 April 30        April 30
                                                                   2001            2001
==========================================================================================
                                                                  (Year        (Cumulative
                                                                 to Date)        to Date)
CASH FROM (USED IN) OPERATIONS
    Net loss                                                   $(3,407,874)   $(4,010,382)
    Adjustments to reconcile net loss to net cash provided
          by operating activities:
                Amortization                                       198,910        267,392
    Changes in assets and liabilities relating to operations
          Sales tax receivable                                    (168,052)      (240,260)
          Accounts receivable                                       (9,472)        (9,472)
          Accounts payable and accrued liabilities                 121,989        792,188
          Prepaid and deposits                                     (11,938)       (64,299)
          Consulting fees paid by options                          642,000        642,000
                                                               -----------    -----------

    NET CASH USED IN OPERATIONS                                 (2,634,437)    (2,622,833)
                                                               -----------    -----------


CASH USED IN INVESTING ACTIVITIES
    Purchase of capital assets                                  (1,244,279)    (2,056,486)
                                                               -----------    -----------


CASH FROM FINANCING ACTIVITIES
    Cash received from capital shares issued                     3,761,695      4,919,476
                                                               -----------    -----------



NET CHANGE IN CASH DURING THE PERIOD                              (117,021)       240,157

CASH AND CASH EQUIVALENTS - Beginning of period                    357,178             --
                                                               -----------    -----------

CASH - End of period                                           $   240,157    $   240,157
                                                               ===========    ===========

                             See accompanying notes.

                             ORBIT E-COMMERCE, INC.
                          (a development stage company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (Unaudited)
                              Stated in U.S. Funds


================================================================================


The financial information for the period ended April 30, 2001 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended April 30, 2001 are not necessarily indicative of the results to be expected for a full year.

The Company entered into a share exchange agreement with Orbit Canada Inc. ("Orbit") which became effective September 8, 2000. The transaction resulted in a reverse takeover whereby the shareholders of Orbit obtained control of the Company (see Note 5). These financial statements are a continuation of Orbit.

The financial statements do not include certain information included in the company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 8-K dated November 22, 2000, as amended as filed with the Securities and Exchange Commission.

The company accounts for the share options issued to its employees and directors in accordance with APB 25 and in accordance with FAS 123 with respect to share options issued to directors and others for consulting services.

Comparative figures for the period ended April 30, 2000 have not been disclosed since the company was inactive during this period.

1.       NAME CHANGE

         At a special meeting of the shareholders on April 12, 2001, a change of name was approved. The name of the Company has changed from New Hilarity, Inc. to Orbit E-Commerce, Inc.

2.       REVENUE RECOGNITION

         The company provides internet telephony services and bills and recognizes revenue for this on a monthly basis. Consulting fees are recognized as the services are provided.

3.       NATURE OF OPERATIONS

         Orbit, a development stage company, was incorporated under the laws of the Province of Ontario, Canada on October 7,1999. Since inception Orbit's efforts have been devoted to the development of its principal products and raising capital. They have not yet received any significant revenues from the sale of its products or services. Accordingly, through the date of these financial statements, the company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise. The company's development activities consist of the deployment of Voice Over Internet Protocol (VoIP) network services around the world as well as developing different communications solutions utilizing its VoIP technology.

                             ORBIT E-COMMERCE, INC.
                          (a development stage company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (Unaudited)
                              Stated in U.S. Funds


================================================================================

4.       CAPITAL ASSETS
                                                              Accumulated         Net            Net
                                                    Cost      Amortization        2001           2000
                                                --------------------------------------------------------

         Computer equipment                     $    49,090    $     7,828    $    41,262    $    16,949
         Furniture and fixtures                      24,021            396         23,625            961
         Network communication equipment          1,983,375        259,168      1,724,207        725,815
                                                --------------------------------------------------------
                                                $ 2,056,486    $   267,392    $ 1,789,094    $   743,725
                                                ========================================================


5.       SHARE CAPITAL

         Authorized
            2,120,497        Non voting retractable exchangeable shares
            Unlimited        Non voting First Preference shares
            2,000,000        Preferred Stock par value $0.005
           98,000,000        Common shares par value $0.005
         Issued and Paid up
           15,144,817        Common shares                           $   86,327
                                                                     ==========

         On August 15, 2000, 371,429 warrants were exercised resulting in 371,429 common shares being issued for cash consideration of $325,000.

         On September 5, 2000 Orbit amended its articles of incorporation to create 2,120,497 non-voting exchangeable shares as well as an unlimited number of first preference shares. The exchangeable shares are entitled to a preference over the common shares and the preference shares with respect to the payment of dividends and the distribution of assets. The holders of exchangeable shares are entitled to receive dividends equivalent to dividends declared by OECI on its common shares. The holders are entitled at any time to require Orbit to retract any or all of the exchangeable shares by delivering one OECI common share for each exchangeable share.

         On September 5, 2000, OECI effected a one-for-five reverse stock split (the "Reverse Stock Split") whereby the number of then outstanding common shares of OECI was reduced from 7,989,560 to 1,597,912. As a result of the Reverse Stock Split, the number of authorized common shares was reduced from 100,000,000 shares, par value $0.001 per share, to 20,000,000 shares, par value $0.005 per share.

                             ORBIT E-COMMERCE, INC.
                          (a development stage company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (Unaudited)
                              Stated in U.S. Funds


================================================================================


         Under a share exchange agreement which became effective September 8,2000, OECI issued 9,668,334 common shares in exchange for the same number of common shares issued and outstanding of Orbit. Orbit also exchanged its remaining 2,120,497 common shares for the same number of exchangeable shares. Each exchangeable share can be exchanged into one common share of OECI. This transaction resulted in a reverse take over, thereby giving the shareholders of Orbit control of OECI. At the time of exchange of shares, the existing board of directors of Orbit E-Commerce, Inc. resigned and the directors of Orbit were appointed to the board of OECI.

         In addition, the remaining 3,878,571 warrants of Orbit were exchanged for an equal number of warrants to acquire common shares of OECI. Each warrant entitles the holder thereof to acquire no later than February 20,2001 one share of OECI's common stock at an exercise price of $0.875 per share.

         On each of September 20, 2000, October 20, 2000, November 24, 2000, December 20, 2000 and January 31, 2001, 610,000 warrants were exercised for cash consideration of $533,750 respectively. On February 20, 2001, the final allotment of 828,571 warrants were exercised for cash consideration of $725,000.

         At a special meeting of the shareholders on April 12, 2001, the shareholders approved by amendment to the Articles of Incorporation an increase in the number of authorized common shares from 20,000,000 to 98,000,000 and authorized a new class of 2,000,000 preferred stock, par value of $0.005 each. In addition the Stock Incentive Plan, authorizing the granting of options and stock purchase rights to acquire up to 2,000,000 common shares was approved of which 1,450,000 were granted on February 28, 2001 at an exercise price of $6.875, vesting 1/3 immediately, 1/3 after the first year and 1/3 after the second year. The options expire in 10 years.

6.       LOSS PER COMMON SHARE

         Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock outstanding. The exercise of the 1,450,000 options would have an anti-dilutive effect on the loss per common share.

7.       SUBSEQUENT EVENT

         On June 5, 2001, the Company secured a loan commitment of $325,000 from an unrelated third party. The loan is due June 5, 2002 and bears interest at 15%.

                             ORBIT E-COMMERCE, INC.
                          (a development stage company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (Unaudited)
                              Stated in U.S. Funds


================================================================================


8.       INCOME TAXES

         The Company has provided a full valuation allowance against deferred tax assets at April 30, 2001, due to uncertainties in the Company's ability to utilize its net operating losses. The net operating loss carryforward amounts as of the most recently completed fiscal year end of $600,000 expire in 2007.

Item 2.   Management's Discussion and
          Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report:

Background

Orbit E-Commerce, Inc., formerly New Hilarity, Inc., (the "Company" and "OECI") was incorporated under the laws of the State of Idaho on February 27, 1930, for the primary purpose of exploring and the development of mining properties. Prior to 1993, the Company had owned fifteen unpatented lode mining claims in the Coeur d'Alene Mining District of Shoshone County, Idaho. Due to the increased fees from the Bureau of Land Management on unpatented mining claims, and the depressed prices for silver and lead, the Company decided to abandon these mining claims in 1993. Accordingly, as of 1993, the Company became an inactive mining company, and the Company thereupon decided to explore alternative business opportunities. In April 1999, the Company reorganized under the laws of the State of Nevada and changed its name from Lexington Mining Company to New Hilarity, Inc. and on April 12, 2001 changed its name again to Orbit E-Commerce, Inc.

As of September 8, 2000, and pursuant to an Agreement and Plan of Reorganization dated as of August 3, 2000 by and between OECI and Orbit Canada Inc., an Ontario corporation ("Orbit"), OECI acquired Orbit as a result of which Orbit became a wholly-owned subsidiary of the Company (the "Orbit Transaction"). The Orbit Transaction resulted in a reverse take over, therefore, giving the stockholders of Orbit control of OECI. In connection with the Orbit Transaction, the existing Board of Directors of the Company resigned and the directors of Orbit were appointed to the Board of the Company.

Orbit was incorporated on October 7, 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its principal products and raising capital. The Company has not received any significant revenues to date from the sale of its products or services. Accordingly, through the end of the third quarter of fiscal 2001 (April 30, 2001), Orbit is considered to be in the development stage. The Company intends to market an internet based long distance telephone system to Canadian businesses and individuals.

Orbit intends to provide Canadian businesses and individuals with next generation Internet services that include V.90 Internet access, phone-to-phone Voice over IP ("VoIP"), as well as E-mail, and web site hosting services. Orbit's VoIP service, which is included in a low monthly flat rate bundle of Internet services, enables subscribers to call between points on Orbit's network as well as to off-network destinations in Canada and the Continental United States at no additional charge utilizing their own telephones. Orbit intends to market its services directly to commercial enterprises and to residential markets as well as indirectly through traditional Internet Service Providers, prepaid long distance calling card companies and others. No assurance can be given that Orbit's business will prove to be successful or that it will be able to operate profitably.

As of November 8, 2000, OECI's Board of Directors approved a change in the Company's fiscal year end from March 31 to July 31. The change was made to conform the Company's fiscal year to the fiscal year of Orbit, which, as a result of the Orbit Transaction effected as of September 8, 2000, became a wholly-owned subsidiary of the Company and is deemed to be the acquirer for accounting purposes using reverse-acquisition accounting procedures.

Unless the context otherwise requires, all references herein to the "Company" refer to Orbit E-Commerce, Inc. and its consolidated subsidiary, Orbit Canada Inc. In addition, unless otherwise noted, all information herein is given in U.S. dollars.

Operations

During the nine month period ended April 30, 2001 the Company completed contract negotiations with its major network equipment suppliers and took delivery of hardware equipment. Equipment has been installed to establish gateways in major Canadian cities. During the first nine months of the fiscal year, the Company established a professional management team, negotiated co-location and off-network service delivery arrangements, negotiated a telemarketing contract that enabled the Company to test market its service offering, and secured head office space in the city of Toronto.

For the nine month period ended April 30, 2001 the Company had not yet commenced generating any significant revenues. Expenses for the quarter and nine month period totaled $2,016,308 and $3,508,808, respectively. Until April 2001, the Company was active acquiring customers. Starting with the month of April, a limited number of subscribers were billed for services on a test basis. The remainder of the billing effort focused on verifying the subscriber base acquired in the test phase and verifying their payment information.

During the remainder of the fiscal year the Company will continue to add to its customer base. The telemarketing campaign and additional marketing efforts will become evident in the coming quarters. The Company's services will be offered to more Canadians as additional equipment is acquired and installed in areas not currently serviced by the Company. Approximately $ 1,244,000 of capital assets consisting primarily of network communication equipment was added during the nine month period increasing the Company's employed capital assets to approximately $2,056,000 at April 30, 2001. The Company will continue to build its network communication infrastructure. This infrastructure is designed so as not to require a significant number of operating personnel, therefore, future staff increases will not be significant. The Company will continue to employ the efforts of unrelated third parties to increase its customer base.

On February 1, 2001 the Company entered into an agreement with an Australian corporation to build a national telephone network based on voice over the internet protocol (VoIP) in Australia. The agreement calls for the Company to earn fee income based on certain deliverables and the Company will receive a 10% interest in the Australian corporation.

Liquidity and Capital Resources

At present, the primary sources of liquidity for the Company have been funds generated by the issuance of common shares pursuant to a warrant funding agreement. Additional information on the agreement is described in Note 5 to the Company's Interim
Financial Statements set forth in Part I hereto.

Current assets total $554,188 at April 30, 2001 compared to $481,747 at July 31,2000. The increase is attributable to greater cash on hand as a result of receipts from the warrant funding program exceeding expenditures for the period and an increase in refundable Canadian goods and service taxes on purchases during the period. At April 30, 2001 the Company had cash of $240,157 of which none was held in term deposits. As at April 30, 2001, current liabilities totaled $808,136 compared to $674,147 at July 31,2000. Subsequent to April 30, 2001, the Company secured a loan from a third party for $325,000, due June 5, 2002. Such loan is secured by a pledge of certain common shares owned beneficially by a director of the Company.

The Company anticipates that short-term loans combined with increasing revenue generation in the year 2001 will permit the Company to meet its cash requirements for the next twelve months. The
Company is exploring the opportunity for longer term debt financing for certain network equipment acquisitions.

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



            PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

As of September 8, 2000 (the "Closing"), and pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") dated as of August 3, 2000 by and between Orbit E-Commerce, Inc. (the "Company") and Orbit Canada Inc., an Ontario corporation ("Orbit"), the Company (i) issued 9,668,334 shares of its common stock, par value $0.005 per share (the "Common Stock") and (ii) Orbit issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company (the "Orbit Transaction").

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

On April 12, 2001, the Company approved an increase in the number of authorized common shares to 98,000,000 and added a new class of 2,000,000 preferred stock, par value $0.005 each. In addition a Stock Incentive Plan was approved authorizing the granting of options and stock purchase rights to acquire up to 2,000,000 common shares.

All of the securities of the Company issued in connection with the Orbit Transaction were issued in reliance upon the exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended.


Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

On April 12, 2001, a special meeting of stockholders was held for the following purposes: (1) to elect four Directors to serve as the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors shall be elected and shall qualify; (2) to change the name of the Company from "New Hilarity, Inc." to "Orbit E-Commerce, Inc."; (3) to authorize an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock and to authorize a new class of Preferred Stock; (4) to approve the adoption of the Company's 2001 Stock Incentive Plan; and (5) to ratify the selection of BDO Dunwoody LLP as the Company's independent auditors for the fiscal year ending July 31, 2001.

At such meeting, with regard to proposal 1, J. Gordon McMehen, Douglas C. Lloyd and Daniel N. Argiros, each an incumbent director, and Robert J. Picard, were duly elected as directors of the Company. Each of J. Gordon McMehen and Douglas C. Lloyd received 10,892,279 affirmative votes and 5,601 negative votes, Daniel N. Argiros received 10,882,279 affirmative votes and 15,601 negative votes, and Robert J. Picard received 10,894,279 affirmative votes and 3,601 negative votes. Proposals 2, 3, 4 and 5 were also duly approved. With regard to proposal 2, there were 10,831,359 votes cast in favor and 62,754 votes cast against the proposal, with 3,767 shares abstaining; with regard to proposal 3, there were 10,773,860 votes cast in favor and 8,060 votes cast against the proposal, with 6,560 shares abstaining and 109,400 not voted; with regard to proposal 4, there were 10,754,374 votes cast in favor and 30,346 votes cast against the proposal, with 3,760 shares abstaining and 109,400 not voted; and, with regard to proposal 5, there were 10,870,113 votes cast in favor and 22,867 votes cast against the proposal, with 4,900 shares abstaining.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

     3.1 Certificate of Amendment of Articles of Incorporation
            (filed April 13, 2001)

     4.1 2001 Stock Incentive Plan

  (b)  Reports on Form 8-K.

   Listed below are reports on Form 8-K filed during the fiscal quarter ended April 30, 2001.

   None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Orbit E-Commerce, Inc.
                                    (Registrant)


Dated: June 14, 2001            By:  /s/ Daniel N. Argiros
                                     Daniel N. Argiros,
                                     Vice President and Chief
                                     Financial Officer
                                     (Principal Accounting
                                     and Financial Officer)

EXHIBIT 3.1



          CERTIFICATE OF AMENDMENT

                     OF

          ARTICLES OF INCORPORATION

                     OF

             NEW HILARITY, INC.


(Pursuant to NRS 78.385 and 78.390   After Issuance of Stock)


     We, the undersigned, do hereby certify that:

     1. NEW HILARITY, INC. (the "Corporation") is a corporation formed under the laws of the State of Nevada, and its Articles of Incorporation were filed in the office of the Secretary of State on March 30, 1999.

     2. The Articles of Incorporation are hereby amended by deleting the existing ARTICLE 1 and replacing it in its entirety with the following amendment:

             "ARTICLE 1.  NAME.

The name of the corporation is ORBIT E-COMMERCE, INC."

     3. The Articles of Incorporation are hereby amended by deleting the existing ARTICLE 3 and replacing it in its entirety with the following amendment:

            "ARTICLE 3.  SHARES.

     The total number of shares of capital stock which the corporation is authorized to issue is 100,000,000 of which 98,000,000 shares with a par value of $0.005 each shall be Common Stock and of which 2,000,000 shares with a par value of $0.005 each shall be Preferred Stock. The Board of Directors of the corporation is authorized to the full extent now or hereafter permitted by the laws of the State of Nevada to provide for the issuance from time to time in one or more series of any number of shares of Preferred Stock, and, by filing a certificate pursuant to the Nevada Business Corporation Act, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, and rights, and the qualifications, limitations and restrictions of each such series."


     4. The foregoing amendments to the Articles of Incorporation have been duly adopted in accordance with the General Corporation Law of the State of Nevada.

     5.   The number of shares of the Corporation
outstanding and entitled to vote on an amendment to the Articles of Incorporation is: 14,316,272; that the said changes and amendments have been approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

     The undersigned have signed these Articles on April 12, 2001.

                                 /s/ J. Gordon McMehen
                                 J. Gordon McMehen,
                                 President


                                /s/ Richard Dainard
                                Richard Dainard,
                                Secretary

EXHIBIT 4.1



           ORBIT E-COMMERCE, INC.

         2001 STOCK INCENTIVE PLAN


SECTION 1:  GENERAL PURPOSE OF PLAN

     The name of this plan is the 2001 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to enable Orbit E-Commerce, Inc., a Nevada corporation (the "Company"), and any Parent or any Subsidiary to obtain and retain the services of the types of employees, consultants, officers and Directors who will contribute to the Company's long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all shareholders of the Company.

SECTION 2:  DEFINITIONS

     For purposes of the Plan, the following terms shall be defined as set forth below:

     "Administrator" shall have the meaning as set forth in
Section 3, hereof.

     "Board" means the Board of Directors of the Company.

     "Cause" means (i) failure by an Eligible Person to substantially perform his or her duties and obligations to the Company (other than any such failure resulting from his or her incapacity due to physical or mental illness); (ii) engaging in misconduct or a fiduciary breach which is or potentially is materially injurious to the Company or its shareholders; (iii) commission of a felony; (iv) the commission of a crime against the Company which is or potentially is materially injurious to the Company; or (v) as otherwise provided in the option agreement. For purposes of this Plan, the existence of Cause shall be determined by the Administrator in its sole discretion.

     "Change in Control" shall mean:

          (i)  The consummation of a merger or
consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; or

          (ii) The sale, transfer or other disposition of all or substantially all of the Company's assets. A transaction shall not constitute a Change in Control if its sole purpose is to change the state of the Company's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company's securities immediately before such transaction.

     "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     "Committee" means a committee of the Board designated by the Board to administer the Plan.

     "Company" means Orbit E-Commerce, Inc., a corporation organized under the laws of the State of Nevada (or any successor corporation).

     "Date of Grant" means the date on which the Administrator adopts a resolution expressly granting a Right to a Participant or, if a different date is set forth in such resolution as the Date of Grant, then such date as is set forth in such resolution.

     "Director" means a member of the Board.

     "Disability" means that the Optionee is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment. For purposes of determining the term of an ISO pursuant to Section 6.6 hereof, the Disability must be expected to result in death or to have lasted or be expected to last for a continuous period of not less than 12 months. The determination of whether an individual has a Disability shall be determined under procedures established by the Administrator.

     "Eligible Person" means an employee, officer, consultant or Director of the Company, any Parent or any Subsidiary.

     "Exercise Price" shall have the meaning set forth in
Section 6.3 hereof.

     "Exchange Act" means the Securities Exchange Act of
1934, as amended.

     "Fair Market Value" of a share of Stock as of a given valuation date shall be determined as follows:

          (i)  If the Stock is traded on a stock
exchange, the Fair Market Value will be equal to the closing price of the Stock on the principal exchange on which the Stock is then trading as reported by such exchange (or as reported by any composite index which includes such principal exchange) for the trading day previous to the date of valuation, or if the Stock is not traded on such date, on the next preceding trading day during which a trade occurred;

          (ii) If the Stock is traded over-the-counter on the Nasdaq National Market on the date in question, the Fair Market Value will be equal to the last transaction-price of the Stock as reported by Nasdaq for the trading day previous to the date of valuation, or if the Stock is not traded on such date, on the next preceding trading day during which a trade occurred;

          (iii)     If the Stock is traded over-the-counter
on the Nasdaq SmallCap Market, the Fair Market Value will equal the mean between the last reported closing representative bid and asked price for the Stock as reported by Nasdaq for the trading day previous to the date of valuation, or if the Stock is not traded on such date, on the next preceding trading day during which a trade occurred; or

          (iv) If the Stock is not publicly traded on an exchange and is not traded over-the-counter on Nasdaq, the Fair Market Value shall be determined by the Board acting in good faith on such basis as it deems appropriate, including quotations by market makers if the Stock is traded over-the-counter on the OTC Bulletin Board or Pink Sheets on the date in question should the Administrator deem such quotations to be appropriate given the volume and circumstances of trades.

     "ISO" means a Stock Option intended to qualify as an "incentive stock option" as that term is defined in Section
422(b) of the Code.

     "Non-qualified Stock Option" means a Stock Option not described in Section 422(b) of the Code.

     "Offeree" means a Participant who is granted a Purchase
Right pursuant to the Plan.

     "Optionee" means a Participant who is granted a Stock
Option pursuant to the Plan.

     "Orbit Canada" means Orbit Canada Inc., a corporation existing under the laws of the Province of Ontario and a Subsidiary of the Company.

     "Parent" means any corporation (other than the Company) in an unbroken chain of corporations ending with the Company, if each of the corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain. A corporation that attains the status of a Parent on a date after the adoption of the Plan shall be considered a Parent commencing as of such date.

     "Participant" means any Eligible Person selected by the Administrator, pursuant to the Administrator's authority in
Section 3, to receive grants of Rights.

     "Plan" means this 2001 Stock Incentive Plan, as the same may be amended or supplemented from time to time.

     "Purchase Price" shall have the meaning set forth in
Section 7.3.

     "Purchase Right" means the right to purchase Stock granted pursuant to Section 7.

     "Repurchase Right" shall have the meaning set forth in
Section 8.7 of the Plan.

     "Rights" means Stock Options and Purchase Rights.

     "Service" shall mean service as an employee, officer, consultant or Director of the Company, any Parent or any Subsidiary.

     "Stock" means Common Stock of the Company.

     "Stock Option" means an option to purchase shares of Stock granted pursuant to Section 6.

     "Stock Option Agreement" shall have the meaning set forth in Section 6.1.

     "Stock Purchase Agreement" shall have the meaning set forth in Section 7.1.

     "Subsidiary" means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain. A corporation that attains the status of a Subsidiary on a date after the adoption of the Plan shall be considered a Subsidiary commencing as of such date.

     "Ten Percent Shareholder" means a person who on the Date of Grant owns, either directly or through attribution as provided in Section 424 of the Code, Stock constituting more than 10% of the total combined voting power of all classes of stock of his or her employer corporation or of any Parent or Subsidiary.

SECTION 3:  ADMINISTRATION

     3.1 Administrator. The Plan shall be administered by either (i) the Board or (ii) the Committee (the group that administers the Plan is referred to as the "Administrator").

     3.2 Powers in General. The Administrator shall have the power and authority to grant to Eligible Persons, pursuant to the terms of the Plan, (i) Stock Options, (ii) Purchase
Rights or (iii) any combination of the foregoing.

     3.3  Specific Powers. In particular, the
Administrator shall have the authority: (i) to construe and interpret the Plan and apply its provisions; (ii) to promulgate, amend and rescind rules and regulations relating to the administration of the Plan; (iii) to authorize any person to execute, on behalf of the Company, any instrument required to carry out the purposes of the Plan; (iv) to determine when Rights are to be granted under the Plan; (v) from time to time to select, subject to the limitations set forth in this Plan, those Eligible Persons to whom Rights shall be granted; (vi) to determine the number of shares of Stock to be made subject to each Right; (vii) to determine whether each Stock Option is to be an ISO or a Non-Qualified Stock Option; (viii) to prescribe the terms and conditions of each Stock Option and Purchase Right, including, without limitation, the purchase price and medium of payment, vesting provisions and repurchase provisions, and to specify the provisions of the Stock Option Agreement or Stock Purchase Agreement relating to such grant or sale; (ix) to amend any outstanding Rights for the purpose of modifying the time or manner of vesting, the purchase price or exercise price, as the case may be, subject to applicable legal restrictions and to the consent of the other party to such agreement; (x) to determine the duration and purpose of leaves of absences which may be granted to a Participant without constituting termination of their employment for purposes of the Plan; (xi) to make decisions with respect to outstanding Stock Options that may become necessary upon a change in corporate control or an event that triggers anti-dilution adjustments; and (xii) to make any and all other determinations which it determines to be necessary or advisable for administration of the Plan.

     3.4 Decisions Final. All decisions made by the Administrator pursuant to the provisions of the Plan shall be final and binding on the Company and the Participants.

     3.5 The Committee. The Board may, in its sole and absolute discretion, from time to time, delegate any or all of its duties and authority with respect to the Plan to the Committee whose members are to be appointed by and to serve at the pleasure of the Board. From time to time, the Board may increase or decrease the size of the Committee, add additional members to, remove members (with or without cause) from, appoint new members in substitution therefor, and fill vacancies, however caused, in the Committee. The Committee shall act pursuant to a vote of the majority of its members or, in the case of a committee comprised of only two members, the unanimous consent of its members, whether present or not, or by the written consent of the majority of its members or, in the case of a Committee comprised of only two members, the unanimous written consent of its members, and minutes shall be kept of all of its meetings and copies thereof shall be provided to the Board. Subject to the limitations prescribed by the Plan and the Board, the Committee may establish and follow such rules and regulations for the conduct of its business as it may determine to be advisable.

     3.6 Indemnification. In addition to such other rights of indemnification as they may have as Directors or members of the Committee, and to the extent allowed by applicable law, the Administrator shall be indemnified by the Company against the reasonable expenses, including attorney's fees, actually incurred in connection with any action, suit or proceeding or in connection with any appeal therein, to which the Administrator may be party by reason of any action taken or failure to act under or in connection with the Plan or any option granted under the Plan, and against all amounts paid by the Administrator in settlement thereof (provided that the settlement has been approved by the Company, which approval shall not be unreasonably withheld) or paid by the Administrator in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such Administrator did not act in good faith and in a manner which such person reasonably believed to be in the best interests of the Company, and in the case of a criminal proceeding, had no reason to believe that the conduct complained of was unlawful; provided, however, that within 60 days after institution of any such action, suit or proceeding, such Administrator shall, in writing, offer the Company the opportunity at its own expense to handle and defend such action, suit or proceeding.

SECTION 4:  STOCK SUBJECT TO THE PLAN

     4.1 Stock Subject to The Plan. Subject to adjustment as provided in Section 9, 2,000,000 shares of Common Stock shall be reserved and available for issuance under the Plan. Stock reserved hereunder may consist, in whole or in part, of authorized and unissued shares or treasury shares.

     4.2 Additional Shares. In the event that any outstanding Option or other right for any reason expires or is canceled or otherwise terminated, the shares allocable to the unexercised portion of such Option or other right shall again be available for the purposes of the Plan. In the event that shares issued under the Plan are reacquired by the Company pursuant to the terms of any forfeiture provision such shares shall again be available for the purposes of the Plan.

SECTION 5:  ELIGIBILITY

     Eligible Persons who are selected by the Administrator shall be eligible to be granted Rights hereunder subject to limitations set forth in this Plan; provided, however, that only employees shall be eligible to be granted ISOs hereunder.


SECTION 6:  TERMS AND CONDITIONS OF OPTIONS

     6.1 Stock Option Agreement. Each grant of an Option under the Plan shall be evidenced by a Stock Option Agreement between the Optionee and the Company. Such Option shall be subject to all applicable terms and conditions of the Plan and may be subject to any other terms and conditions which are not inconsistent with the Plan and which the Administrator deems appropriate for inclusion in a Stock Option Agreement. The provisions of the various Stock Option Agreements entered into under the Plan need not be identical.

     6.2 Number of Shares. Each Stock Option Agreement shall specify the number of shares of Stock that are subject to the Option and shall provide for the adjustment of such number in accordance with Section 9, hereof. The Stock Option Agreement shall also specify whether the Option is an ISO or a Non-Qualified Stock Option. In addition, the Administrator may allow holders of Non-Qualified Stock Options to exercise their options for comparable numbers of non-voting exchangeable shares of Orbit Canada which will be exchangeable for shares of Common Stock on a one-for-one basis.

      6.3  Exercise Price.

          6.3.1 In General. Each Stock Option Agreement shall state the price at which shares subject to the Stock Option may be purchased (the "Exercise Price"), which shall, with respect to Incentive Stock Options, be not less than 100% of the Fair Market Value of the Stock on the Date of Grant. In the case of Non-Qualified Stock Options, the Exercise Price shall be determined in the sole discretion of the Administrator; provided, however, that the Exercise Price shall be no less than 85% of the Fair Market Value of the shares of Stock on the Date of Grant of the Non-Qualified Stock Option. The Exercise Price shall be payable in a form described in
Section 8 hereof.

          6.3.2 Ten-Percent Stockholders. An individual who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company, its Parent or any of its Subsidiaries shall not be eligible for designation as an Optionee or Purchaser of an ISO, unless the Exercise Price is at least 110% of the Fair Market Value of a Share on the Date of Grant and such ISO by its terms is not exercisable after the expiration of five years from the Date of Grant.

     6.4 Withholding Taxes. As a condition to the exercise of an Option, the Optionee shall make such arrangements as the Administrator may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that may arise in connection with such exercise or with the disposition of shares acquired by exercising an Option.

     6.5 Exercisability. Each Stock Option Agreement shall specify the date when all or any installment of the Option becomes exercisable. The exercise provisions of any Stock Option Agreement shall be determined by the Administrator in its sole discretion. Notwithstanding any provision to the contrary herein or the terms of vesting provided in any Stock Option Agreement, all Stock Options will become exercisable immediately if a Change in Control occurs.

     6.6 Term. The Stock Option Agreement shall specify, the term of the Option. No Option shall be exercised after the expiration of ten years after the date the Option is granted. In addition, no option may be exercised (i) three months after the date the Optionee's Service with the Company, its Parent or its Subsidiaries terminates if such termination is for any reason other than death, Disability or Cause, (ii) one year after the date the Optionee's Service with the Company and its subsidiaries terminates if such termination is a result of death or Disability, and (iii) if the Optionee's Service with the Company and its subsidiaries terminates for Cause, all outstanding Options granted to such Optionee shall expire as of the commencement of business on the date of such termination; provided, however, that the Stock Option Agreement for any Option may provide for longer or shorter periods, and the Administrator may, in its sole discretion, waive the accelerated expiration provided for in (i) or (ii). Outstanding Options that are not exercisable at the time of termination of employment for any reason shall expire at the close of business on the date of such termination. In the case of an ISO granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of its Parent or Subsidiary corporations, the term set forth in (i), above, shall not be more than five years after the date the Option is granted.

     6.7 Nontransferability. Except as provided herein, an Optionee may not assign, sell or transfer the Option, in whole or in part, other than by will or by operation of the laws of descent and distribution. The Administrator, in its sole discretion may permit the transfer of a Non-Statutory Option (but not an ISO) to (i) a member of the Participant's immediate family; (ii) a trust solely for the benefit of the Participant and/or one or more members of Participant's immediate family; or (iii) a partnership or limited liability company, all of whose interests are owned by the Participant and/or one or more members of his immediate family (any of (i), (ii) and (iii) referred to as a "Permitted Transferee"). A transfer permitted under this Section 6.7 hereof may be made only upon written notice to and approval thereof by Administrator. A Permitted Transferee may not further assign, sell or transfer the transferred Option, in whole or in part, other than by will or by operation of the laws of descent and distribution. A Permitted Transferee shall agree in writing to be bound by the provisions of this Plan. For purposes of this
Section 6.7, "immediate family" shall mean the Optionee's spouse (including a former spouse subject to terms of a domestic relations order) children, children-in-law and grandchildren, including adopted and stepchildren and grandchildren.

     6.8 Leaves of Absence. For purposes of Section 6.6 above, Service shall be deemed to continue while the Optionee is on a bona fide leave of absence, if such leave was approved by the Company in writing and if continued crediting of Service for this purpose is expressly required by the terms of such leave or by applicable law (as determined by the Administrator).

     6.9  Modification, Extension and Assumption of
Options. Within the limitations of the Plan, the Administrator may modify, extend or assume outstanding Options or may accept the cancellation of outstanding Options (whether granted by the Company or another issuer) in return for the grant of new Options for the same or a different number of shares and at the same or a different Exercise Price. The foregoing notwithstanding, no modification of an Option shall, without the consent of the Optionee, impair the Optionee's rights or increase the Optionee's obligations under such Option. However, a termination of the Option in which the Optionee receives a cash payment equal to the difference between the Fair Market Value and the exercise price for all shares subject to exercise under any outstanding Option shall not be deemed to impair any rights of the Optionee or increase the Optionee's obligations under such Option.

SECTION 7:  TERMS AND CONDITIONS OF AWARDS OR SALES

     7.1 Stock Purchase Agreement. Each award or sale of shares under the Plan (other than upon exercise of an Option) shall be evidenced by a Stock Purchase Agreement between the Purchaser and the Company. Such award or sale shall be subject to all applicable terms and conditions of the Plan and may be subject to any other terms and conditions which are not inconsistent with the Plan and which the Board deems appropriate for inclusion in a Stock Purchase Agreement. In addition, the Administrator may allow a participant the right to acquire non-voting exchangeable shares of Orbit Canada which will be exchangeable for shares of Common Stock on a one-for-one basis. The provisions of the various Stock Purchase Agreements entered into under the Plan need not be identical.

     7.2  Duration of Offers and Nontransferability of
Rights. Any right to acquire shares under the Plan (other than an Option) shall automatically expire if not exercised by the Purchaser within 30 days after the grant of such right was communicated to the Purchaser by the Company. Such right shall not be transferable and shall be exercisable only by the Purchaser to whom such right was granted.

     7.3 Purchase Price. Each Stock Purchase Agreement shall state the price at which the Stock subject to such Stock Purchase Agreement may be purchased (the "Purchase Price"), which, with respect to Stock Purchase Rights, shall be determined in the sole discretion of the Administrator; provided, however, that the Purchase Price shall be no less than 85% of the Fair Market Value of the shares of Stock on either the Date of Grant or the date of purchase of the Purchase Right. The Purchase Price shall be payable in a form described in Section 8.

     7.4 Withholding Taxes. As a condition to the purchase of shares, the Purchaser shall make such arrangements as the Board may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that may arise in connection with such purchase.

SECTION 8:  PAYMENT

     8.1  General Rule. The entire Purchase Price or
Exercise Price of shares issued under the Plan shall be payable in full by, as applicable, cash or check for an amount equal to the aggregate Purchase Price or Exercise Price for the number of shares being purchased, or in the discretion of the Administrator, upon such terms as the Administrator shall approve, (i) in the case of an Option, by a copy of instructions to a broker directing such broker to sell the Stock for which such Option is exercised, and to remit to the Company the aggregate exercise price of such Options (a "Cashless Exercise"), (ii) in the case of an Option or a sale of Stock, by paying all or a portion of the Exercise Price or Purchase Price for the number of shares being purchased by tendering Stock owned by the Optionee, duly endorsed for transfer to the Company, with a Fair Market Value on the date of delivery equal to the aggregate purchase price of the Stock with respect to which such Option or portion thereof is thereby exercised or Stock acquired (a "Stock-for-Stock Exercise") or
(iii) by a Stock-for-Stock Exercise by means of attestation whereby the Optionee identifies for delivery specific shares of Stock already owned by Optionee and receives a number of shares of Stock equal to the difference between the Option shares thereby exercised and the identified attestation shares of Stock (an "Attestation Exercise").

     8.2  Withholding Payment. The Purchase Price or
Exercise Price shall include payment of the amount of all federal, state, local or other income, excise or employment taxes subject to withholding (if any) by the Company or any parent or subsidiary corporation as a result of the exercise of a Stock Option. The Optionee may pay all or a portion of the tax withholding by cash or check payable to the Company, or, at the discretion of the Administrator, upon such terms as the Administrator shall approve, by (i) Cashless Exercise or Attestation Exercise; (ii) Stock-for-Stock Exercise; (iii) in the case of an option, by paying all or a portion of the tax withholding for the number of shares being purchased by withholding shares from any transfer or payment to the Optionee ("Stock Withholding"); or (iv) a combination of one or more of the foregoing payment methods. Any shares issued pursuant to the exercise of an Option and transferred by the Optionee to the Company for the purpose of satisfying any withholding obligation shall not again be available for purposes of the Plan. The Fair Market Value of the number of shares subject to Stock Withholding shall not exceed an amount equal to the applicable minimum required tax withholding rates.

     8.3 Services Rendered. At the discretion of the Administrator, shares may be awarded under the Plan in consideration of services rendered to the Company, a Parent or a Subsidiary prior to the award. At the discretion of the Administrator, shares may also be awarded under the Plan in consideration of services to be rendered to the Company, a Parent or a Subsidiary after the award, except that the par value of such shares, if newly issued, shall be paid in cash or cash equivalents.

     8.4  Promissory Note. To the extent that a Stock
Option Agreement or Stock Purchase Agreement so provides, in the discretion of the Administrator, upon such terms as the Administrator shall approve, all or a portion of the Exercise Price or Purchase Price (as the case may be) of shares issued under the Plan may be paid with a full-recourse promissory note. However, the par value of the shares, if newly issued, shall be paid in cash or cash equivalents. The shares shall be pledged as security for payment of the principal amount of the promissory note and interest thereon. The interest rate payable under the terms of the promissory note shall not be less than the minimum rate (if any) required to avoid the imputation of additional interest under the Code. Subject to the foregoing, the Administrator (at its sole discretion) shall specify the term, interest rate, amortization requirements (if any) and other provisions of such note. Unless the Administrator determines otherwise, shares of Stock having a Fair Market Value at least equal to the principal amount of the loan shall be pledged by the holder to the Company as security for payment of the unpaid balance of the loan and such pledge shall be evidenced by a pledge agreement, the terms of which shall be determined by the Administrator, in its discretion; provided, however, that each loan shall comply with all applicable laws, regulations and rules of the Board of Governors of the Federal Reserve System and any other governmental agency having jurisdiction.

     8.5  Exercise/Pledge. To the extent that a Stock
Option Agreement or Stock Purchase Agreement so provides and if Stock is publicly traded, in the discretion of the Administrator, upon such terms as the Administrator shall approve, payment may be made all or in part by the delivery (on a form prescribed by the Administrator) of an irrevocable direction to pledge shares to a securities broker or lender approved by the Company, as security for a loan, and to deliver all or part of the loan proceeds to the Company in payment of all or part of the Exercise Price and any withholding taxes.

     8.6 Written Notice. The purchaser shall deliver a written notice to the Administrator requesting that the Company direct the transfer agent to issue to the purchaser (or to his designee) a certificate for the number of shares of Common Stock being exercised or purchased or, in the case of a cashless exercise or share withholding exercise, for any shares that were not sold in the cashless exercise or withheld.

     8.7  Repurchase Rights. At any time, the
Administrator may, but shall not be required to, offer to repurchase for a payment in cash or shares of Common Stock the Participant's Rights previously granted or awarded based upon such terms and conditions as the Administrator shall establish and communicate to the Participant at the time the grant or award is made.

SECTION 9:  ADJUSTMENTS; MARKET STAND-OFF

     9.1  Effect of Certain Changes.

          9.1.1 Stock Dividends, Splits, Etc. If there is any change in the number of outstanding shares of Stock through the declaration of stock dividends or through a recapitalization resulting in Stock splits, or combinations or exchanges of the outstanding shares, then (i) the number of shares of Stock available for Rights, (ii) the number of shares of Stock covered by outstanding Rights and (iii) the Exercise Price or Purchase Price of any Stock Option or Purchase Right, in effect prior to such change, shall be proportionately adjusted by the Administrator to reflect any increase or decrease in the number of issued shares of Stock; provided, however, that any fractional shares resulting from the adjustment shall be eliminated.

          9.1.2 Liquidation, Dissolution, Merger or Consolidation. In the event of: a dissolution or liquidation of the Company, or any corporate separation or division, including, but not limited to, a split-up, a split-off or a spin-off, or a sale of substantially all of the assets of the Company; a merger or consolidation in which the Company is not the surviving corporation; or a reverse merger in which the Company is the surviving corporation, but the shares of Company stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then, the Company, to the extent permitted by applicable law, but otherwise in its sole discretion may provide for: (i) the continuation of outstanding Rights by the Company (if the Company is the surviving corporation); (ii) the assumption of the Plan and such outstanding Rights by the surviving corporation or its parent; (iii) the substitution by the surviving corporation or its parent of Rights with substantially the same terms for such outstanding Rights; or
(iv) the cancellation of such outstanding Rights without payment of any consideration, provided that if such Rights would be canceled in accordance with the foregoing, the Participant shall have the right, exercisable during the later of the ten-day period ending on the fifth day prior to such merger or consolidation or ten days after the Administrator provides the Rights holder a notice of cancellation, to exercise such Right in whole or in part without regard to any installment exercise provisions in the Right agreement.

          9.1.3 Par Value Changes. In the event of a change in the Stock of the Company as presently constituted which is limited to a change of all of its authorized shares with par value, into the same number of shares without par value, or a change in the par value, the shares resulting from any such change shall be "Stock" within the meaning of the Plan.

     9.2 Decision of Administrator Final. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Administrator, whose determination in that respect shall be final, binding and conclusive; provided, however, that each ISO granted pursuant to the Plan shall not be adjusted in a manner that causes such Stock Option to fail to continue to qualify as an ISO without the prior consent of the Optionee thereof.

     9.3  No Other Rights. Except as hereinbefore
expressly provided in this Section 9, no Participant shall have any rights by reason of any subdivision or consolidation of shares of Company stock or the payment of any dividend or any other increase or decrease in the number of shares of Company stock of any class or by reason of any of the events described in Section 9.1, above, or any other issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class; and, except as provided in this
Section 9, none of the foregoing events shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Stock subject to Rights. The grant of a Right pursuant to the Plan shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structures or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or part of its business or assets.

     9.4 Market Stand-off. Each Stock Option Agreement and Stock Purchase Agreement shall provide that, in connection with any firm commitment underwritten public offering by the Company of its equity securities pursuant to an effective registration statement filed under the Securities Act of 1933, as amended, the Participant shall agree not to sell, make any short sale of, loan, hypothecate, pledge, grant any option for the repurchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to any Stock without the prior written consent of the Company or its underwriters, for such period of time from and after the effective date of such registration statement as may be requested by the Company or such underwriters.

SECTION 10:  AMENDMENT AND TERMINATION

     The Board may amend, suspend or terminate the Plan at any time and for any reason. At the time of such amendment, the Board shall determine, upon advice from counsel, whether such amendment will be contingent on shareholder approval.

SECTION 11:  GENERAL PROVISIONS

     11.1      General Restrictions.

          11.1.1 No View to Distribute. The Administrator may require each person acquiring shares of Stock pursuant to the Plan to represent to and agree with the Company in writing that such person is acquiring the shares without a view towards distribution thereof. The certificates for such shares may include any legend that the Administrator deems appropriate to reflect any restrictions on transfer.

          11.1.2 Legends. All certificates for shares of Stock delivered under the Plan shall be subject to such stop transfer orders and other restrictions as the Administrator may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Stock is then listed and any applicable federal or state securities laws, and the Administrator may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

          11.1.3 No Rights as Shareholder. Except as specifically provided in this Plan, a Participant or a transferee of a Right shall have no rights as a shareholder with respect to any shares covered by the Rights until the date of the issuance of a Stock certificate to him or her for such shares, and no adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions of other rights for which the record date is prior to the date such Stock certificate is issued, except as provided in Section 9.1 hereof.

     11.2 Other Compensation Arrangements. Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to shareholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases.

     11.3 Disqualifying Dispositions. Any Participant who shall make a "Disposition" (as defined in Section 424 of the Code) of all or any portion of an ISO within two years from the date of grant of such ISO or within one year after the issuance of the shares of Stock acquired upon exercise of such ISO shall be required to immediately advise the Company in writing as to the occurrence of the sale and the price realized upon the sale of such shares of Stock.

     11.4 Regulatory Matters. Each Stock Option Agreement and Stock Purchase Agreement shall provide that no shares shall be purchased or sold thereunder unless and until (i) any then applicable requirements of state or federal laws and regulatory agencies shall have been fully complied with to the satisfaction of the Company and its counsel and (ii) if required to do so by the Company, the Optionee or Offeree shall have executed and delivered to the Company a letter of investment intent in such form and containing such provisions as the Board or Committee may require.

     11.5 Recapitalizations. Each Stock Option Agreement and Stock Purchase Agreement shall contain provisions required to reflect the provisions of Section 9.

     11.6 Delivery. Upon exercise of a Right granted under this Plan, the Company shall issue Stock or pay any amounts due within a reasonable period of time thereafter. Subject to any statutory obligations the Company may otherwise have, for purposes of this Plan, thirty days shall be considered a reasonable period of time.

     11.7 Special Terms. In order to facilitate the making of any grant or combination of grants under this Plan, the Administrator may provide for such special terms for Rights granted to Eligible Persons who are outside of the United States of America, as the Administrator may consider necessary or appropriate to accommodate differences in local law, tax policy or custom. Moreover, the Administrator may approve such supplements to, or amendments, restatements or alternative versions of, this Plan as it may consider necessary or appropriate for such purposes without thereby affecting the terms of this Plan as in effect for any other purpose, provided that no such supplements, amendments, restatements or alternative versions shall include any provisions that are inconsistent with the terms of this Plan, as then in effect, unless this Plan could have been amended to eliminate such inconsistency without further approval by the shareholders of the Company.

     11.8 Other Provisions. The Stock Option Agreements and Stock Purchase Agreements authorized under the Plan may contain such other provisions not inconsistent with this Plan, including, without limitation, restrictions upon the exercise of the Rights, as the Administrator may deem advisable.

SECTION 12:  EFFECTIVE DATE OF PLAN

     The effective date of this Plan is February 28, 2001.
The adoption of the Plan is subject to approval by the Company's shareholders, which approval must be obtained within 12 months from the date the Plan is adopted by the Board. In the event that the stockholders fail to approve the Plan within 12 months after its adoption by the Board, any grants of Options or sales or awards of shares that have already occurred shall be rescinded, and no additional grants, sales or awards shall be made thereafter under the Plan.

SECTION 13:  TERM OF PLAN

     The Plan shall terminate automatically on the 10th anniversary of the effective date. No Right shall be granted pursuant to the Plan after such date, but Rights theretofore granted may extend beyond that date. The Plan may be terminated on any earlier date pursuant to Section 10 hereof.