Form 10KSB
period 2001-07-31
ORBIT E COMMERCE INC
filed 2001-11-13
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549


                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended JULY 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission file number 001-03323

           ORBIT E-COMMERCE, INC.
(Name of Small Business Issuer in Its Charter)

Nevada                                       91-197860
(State or other jurisdiction          (I.R.S. Employer
of incorporation or                     Identification
organization)                                  Number)

100 Adelaide Street West
Suite 200
Toronto, Ontario, Canada                       M5H 1S3
(Address of principal                       (Zip Code)
executive offices)

Issuer's telephone number, including area code: (416) 304-0694

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock ($.005 par value)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
$292,905

As of October 18, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (11,490,811) was approximately $64,700,000. The number of shares outstanding of the Common Stock ($.005 par value) of the Issuer as of the close of business on October 18, 2001 was 16,559,643.

 Documents Incorporated by Reference:  None


         Forward-Looking Statements

     This Form 10-KSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Orbit E-Commerce, Inc. for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's need for long term financing, the Company's limited operating history, rapid technological changes in the internet telephony market and the other factors discussed under
Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation". Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.


                   PART I

Item 1.        Description of Business.

Introduction

     Orbit E-Commerce, Inc., formerly New Hilarity, Inc. (the "Company" and "OECI") was incorporated under the laws of the State of Idaho on February 27, 1930, for the primary purpose of exploring and the development of mining properties. Prior to 1993, the Company had owned fifteen unpatented lode mining claims in the Coeur d'Alene Mining District of Shoshone County, Idaho. Due to the increased fees from the Bureau of Land Management on unpatented mining claims, and the depressed prices for silver and lead, the Company decided to abandon these mining claims in 1993. Accordingly, as of 1993, the Company became an inactive mining company, and the Company thereupon decided to explore alternative business opportunities. In April 1999, the Company reorganized under the laws of the State of Nevada and changed its name from Lexington Mining Company to New Hilarity, Inc. and on April 12, 2001 changed its name again to Orbit E-Commerce, Inc.

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

     Orbit was incorporated on October 7, 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its Voice over Internet Protocol ("VoIP") Canadian network and raising capital. The Company has not received any significant revenues to date from the sale of its services as it only began to aggressively market, sell and invoice customers for its services in the fourth fiscal quarter of 2001. During the first three quarters of the fiscal year, the Company successfully completed its VoIP network across Canada in 12 locations between Vancouver and Montreal. Accordingly, through the end of fiscal 2001, Orbit is considered to be in the development stage. The Company's development activities consist of the deployment of its VoIP long distance services around the world as well as developing different communications solutions utilizing its VoIP technology.

     Orbit now provides individuals in Canada with next generation Internet services that include V.90 Internet access, phone-to-phone VoIP long distance, as well as E-mail, and web site hosting services. It intends to provide the same services in the United States in the near future. Orbit's VoIP service, which is included in a low monthly flat rate bundle of Internet services, enables subscribers to call between points on Orbit's network as well as to off-network destinations in Canada and the Continental United States at no additional charge utilizing their own telephones. Orbit intends to market its services directly to commercial enterprises and to residential markets as well as indirectly through traditional Internet Service Providers, prepaid long distance calling card companies and others. No assurance can be given that Orbit's business will prove to be successful or that it will be able to operate profitably.

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

General Description of Our Business

     Orbit Canada Inc. was incorporated in 1999 to implement advanced Voice over Internet Protocol ("VoIP") long distance services in conjunction with Internet access and related services. The Company has deployed a telecommunications network providing consumers with services based on advanced VoIP gateway technology, utilizing the public Internet, in 12 major centres across Canada from Vancouver to Montreal. The Company is in the process of expanding its network to reach consumers in additional Canadian centres as well as in the United States. The Company currently has in excess of 5,500 paying subscribers. Orbit markets it services on a retail basis in Canada and believes its services can reach nearly 85% of the country's population.

     In partnership with IBM Canada Ltd. ("IBM") and Cisco Systems, Inc. ("Cisco"), Orbit intends to deploy 50 gateways/Points of Presence ("POPs") in the United States, South East Asia and Europe, with the majority of these POPs to be located in the United States. The initial phase of this international expansion will cover seven major population centres in the United States (New York City, Seattle, Washington, DC area, Chicago, Dallas-Fort Worth, San Jose-San Francisco, and Atlanta). These centres, which account for approximately 40 million people are expected to be operational by March 2002. Once these POPs are fully operational, the balance of the 50 installations are expected to be deployed. This expanded network has two major benefits for Orbit. First, it means a precipitous reduction in the costs of the Canadian operation. Secondly, this expansion allows Orbit to sell its services in the United States, largest long distance telecommunications market in the world. In connection with the United States market, and in particular with its intended first seven installations, Orbit expects to partner with a telecommunications marketing organization, and is currently in discussions to finalize this relationship.

Long Distance Telecommunications and Internet Access

     Orbit offers long-distance telecommunications throughout Canada and the continental United States to its subscribers in Canada. These calls can be made from subscribers' own telephones, cell phones and fax machines on a pre-authorized payment subscription basis or by using pre-paid calling cards. Orbit also provides dial-up 56kbps Internet connectivity, e-mail services, and website hosting services. All these services are available for only Canadian $19.95 per month for a single line residential customer (in Canada and the United States, many ISPs charge this amount or more for Internet dial-up service alone).

     In July 2001, Orbit launched its international call delivery service to over 100 cities around the world using interconnections with local exchange carriers including both incumbent and competitive companies (respectively "ILECs" and "CLECs"). The choices of which countries to include in the initial round of interconnections to the world-wide web were made on the basis of research into the destinations most frequently called by Canadian retail consumers. Orbit will soon be announcing additional interconnections between its network and other international countries. With these initial international connections to over 100 cities around the world in place, Orbit is now positioned to expand its revenue base.

Customer Support Services

     To acquire and maintain market share, Orbit has established its own call centre/customer support facility in June 2001 for the express purpose of improving customer service (in a number of languages). The facility will enable Orbit to more effectively market its services to specific groups and communities across Canada. This facility also serves as Canada's first Voice-Over-The-Internet Information Centre, educating consumers about the advent of VoIP and the promise this new technology holds out to Canadians who want telecommunication services at lower prices.

International Partnerships for the Design and Implementation of VoIP Networks

     The Company has been contacted by local groups in various jurisdictions to provide its network design and system architecture to enable these parties to build in-situ VoIP-based networks on Orbit's model. The Company will take an equity interest in such entities as well as license and consulting fees. In this case, Orbit is providing a turnkey operation that will initially service five major Australian cities and grow to include other centres in that country as well as major centres in New Zealand. In these situations, Orbit will establish connectivity to these networks on very favourable terms (rather than establish its own POPs) thereby ensuring the lowest possible cost to deliver calls in these jurisdictions.

Our Technology

     Orbit's communications network permits phone-to-phone calls (including calls to and from cell phones, fax machines as well as pre-paid calling cards) to be made exclusively over the public Internet. This technology has been working successfully in Canada since the first calendar quarter of 2001. Management believes that many other companies who claim to have VoIP networks have only partial VoIP systems that must be integrated with legacy, circuit-switched systems.

     To build and manage this network, Orbit uses proprietary software and hardware from such organizations as Cisco, IBM, Microsoft and others. As indicated above, Orbit will be partnering with IBM to build and manage its international network. Internationally, Orbit will co-locate/host its gateways in IBM's POPs and most importantly, Orbit will be "riding" on IBM's international communications network. The advantages of this are myriad. Specifically, IBM has tremendous capacity available on its network and this network is "clean". This means that Orbit's subscribers will enjoy clear and uninterrupted conversations with virtually no risk of
blocked calls, i.e., no dial tone   problems faced by early
providers of VoIP services (which has contributed to the perception of quality problems in the industry). IBM personnel will also be providing hands-on service and maintenance of Orbit's equipment in their POPs, thereby guaranteeing the highest possible grade of service. Orbit has also developed its own proprietary network management and administrative software. To ensure optimum network reliability, Orbit has contracted services and support from other third parties in Canada for co-location premises as well as its Network Operation Centre ("NOC"), which monitors Orbit's network on a 24x7 basis.

     In Canada, Orbit also has agreements with various international telecommunications organizations, such as Sprint, MCI WorldCom and Bell Canada, for the provision of highly reliable and secure interconnection in Canada to the Internet backbone and co-locates its equipment on premises managed by these companies. As well, Orbit's NOC in Toronto is located within MCI WorldCom's premises where its equipment is housed in a clean, temperature-controlled environment with power back up and multiple class-one connections to the Internet backbone (for redundancy purposes) and 24x7 monitoring of the network.

     This co-location policy leads to optimum working relations with key suppliers. Furthermore, it leads to considerable operational and capital savings and minimizes the time required for the Orbit/supplier team to react to network problems. To reiterate, the entire Orbit network is backed up for redundancy and the Command Centre in Toronto has two complete network administration systems.

POP Capital Costs and Network Configuration

     POPs in Orbit's network are comprised of routers, servers, gateways, and other components configured together in a proprietary network system design. This design is optimized through the implementation of the many customized software applications and interfaces developed by the Company.

     Each POP on the network initially costs approximately $300,000 to deploy, including installation, and all related hard and soft costs. Orbit's technology is modular and its network design is scaleable to easily accommodate growth in demand at each POP. The precise configuration of Orbit's network architecture is not described in this plan for confidentiality purposes. However, the key point for readers of this document to understand is that Orbit's network enables phone-to-phone VoIP-communications that are indistinguishable from calls placed on a traditional circuit-switched telecommunications network.

Network Management

     Orbit outsources its network monitoring to Teleias Inc.
of Toronto. Outsourcing network monitoring is one aspect of Orbit's overall business philosophy of controlling fixed and variable costs. Founded in 1998 by the founding executives of Uunet Canada, Teleias provides remote, 24x7 network monitoring and management services for small and medium-sized enterprises
(SMEs), application service providers (ASPs), network / Internet service providers (N/ISPs) and prominent multinational corporations throughout North America. Most notably, this company is one of North America's leading consultants in the areas of VoIP network design and management and has provided critical assistance to Orbit in network design, network software development and network management solutions.

     In addition to Teleias' services, Orbit has developed its own software for the real time administration of the business. This software is built on an Oracle platform and runs on an advanced RS600 computer from IBM Canada and allows the Company to bill and monitor customer activity by any time increment (i.e., seconds or minutes) for such services as international long-distance or to vary rates depending on call volume for certain retail and wholesale customers. As it was developed specifically for the management of a VoIP business, Orbit is now receiving inquiries for the licensing and distribution of the software from various other organizations in the industry. These inquiries are currently being evaluated for competitive impact and pricing.

Technology Changes/Improving the Network

     The industry in which  the Company  competes is
characterized,  in  part,  by   rapid   growth,  evolving
industry   standards,   significant  technological  changes
and   frequent   product   enhancements.  These
characteristics could render existing systems and strategies obsolete, and require the Company to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. For example, recent technological advances may soon allow Internet-based networks like Orbit's to by-pass local carriers. Orbit is evaluating these developments and others that may allow it to improve service to its customers and enhance the Company's profitability. However, no assurance can be given that the Company will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

Competition

     The telecommunications services industry is highly competitive, rapidly evolving and subject to constant
technological  change.   Telecommunication service companies
compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many of the Company's competitors have
(i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than the Company. These advantages afford the Company's competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers and (d) negotiate more favorable contracts with
suppliers  of  telecommunication  services.   The Company
believes that additional competitors may be attracted to the market, including internet-based service providers and other telecommunications companies. The Company also believes that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

     The ability of the Company to compete effectively in the telecommunications services industry will depend upon the Company's ability to (i) continue to provide high quality services at prices competitive with, or lower than, those charged by its competitors and (ii) develop new innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by major long distance carriers or other competitors will not have a material adverse effect on the Company's business, financial condition and results of operations, or that the Company will be able to compete successfully in the future.

     By virtue of using the public Internet as the backbone of its network infrastructure, the Company believes that it has the lowest operating costs of any long-distance internet telecommunications service provider in Canada and the United States. Management believes that the Company's primary competitive advantage is that it operates on a near-zero variable cost basis with virtually no cost per minute charges between its VoIP gateways. As a result, the Company is able to provide an extremely competitive and profitable long-distance internet telecommunications service to consumers and businesses.

Regulatory Environment

     On July 22, 1998, the Canadian Radio-Television and Telecommunications Commission (CRTC) issued a Public Notice (Telecom Public Notice 98-17) in which it decided to forebear from regulating telephone companies' Internet Services, a policy that is consistent with telecommunications regulations in the United States. Regulatory treatment of Internet telephony outside of the United States varies from country to country. There can be no assurance that there will not be interruptions in Internet telephony in these and other foreign countries. Interruptions or restrictions on the provision of Internet telephony in foreign countries may adversely affect the Company's ability to continue to offer services in those countries, resulting in a loss of customers and revenues.

     In addition, there is no assurance new regulations may not be adopted in the future which may materially adversely affect the Company's business, financial condition or results of operations.. Any such new regulations which may be adopted in Canada, the United States, and/or other foreign governments could harm us by subjecting us to liability or forcing us to change how we do business. New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of the Company's product or service using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet.

Employees

     The Company presently employs approximately 30 full-time persons, which includes the Company's executive officers. In addition, the Company retains the services of consultants on a regular basis.


Item 2.        Description of Property.

     The executive offices of the Company are presently located at 100 Adelaide Street West, Suite 200, Toronto, Ontario, Canada M5H 1S3. Such offices, which consist of approximately 3,000 square feet of office space, are being leased temporarily on a month-to-month basis. Management is in the process of seeking more permanent space in Toronto for the Company's executive offices and operational facilities.


Item 3.        Legal Proceedings.

     On September 7, 2001, the Company commenced two actions
in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation (case no. 01-CV-217005CM) (the "Conundrum Action"), and the second against Daniel N. Argiros and J. Gordon McMehen (case no. 01-CV-217004CM) (the "Argiros-McMehen
Action").   Mr. Argiros and Mr. McMehen are former officers and
directors of the Company.

     The Conundrum Action seeks to recover damages against Conundrum Capital Corporation ("Conundrum") for breach of contract in the amount of Canadian $550,475 arising out of a Premises Sharing Agreement between the Company and Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, the Company was obliged to pay Conundrum one-half of the rent and other charges contemplated by the lease that had been previously entered into between Conundrum and the landlord for such premises. The Company claims that Conundrum, which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged the Company by at least Canadian $550,475. In addition, the Action seeks an accounting of all monies paid by the Company to Conundrum or on Conundrum's behalf. The defendant in this action has filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of Canadian $838,021 plus expenses post September 1, 2001.

     The Argiros-McMehen Action seeks to recover damages against Mr. Argiros and Mr. McMehen for breach of fiduciary duty by misappropriating funds of the Company and converting same to their own personal use and/or that of other corporations of which they are principals, including Conundrum, and damages in the amount of Canadian $85,816, wrongfully misappropriated by Mr. Argiros from the Company and converted to Mr. Argiros' personal use for his own personal gain. Such Action also seeks the return from Mr. Argiros and Mr. McMehen of a total of 1,400,000 shares, representing the shares of common stock in the Company owned beneficially by them. The defendants in this action have filed an answer to these claims generally denying the allegations.

     The Company intends to pursue the foregoing two matters vigorously as well as vigorously defending the counterclaim for which the Company believes its has adequate legal defenses.

     In addition, on or about October 27, 2001, Free Orbit
Inc. and Non Orbit Inc. each as trustee for J. Gordon McMehen and Daniel N. Argiros, commenced an action in the United States District Court for the District of Colorado (file no. 01-D-
2122) against the Company, Douglas C. Lloyd, Donald G. Payne and Computershare Trust Company (transfer agent for the Company's Common Stock) (the "Colorado Action"). Such Action is based upon the plaintiffs' desire to transfer shares and remove a restrictive legend from their certificates and the Company's refusal to grant authority to the sale of any of such shares insofar that such shares are presently at issue in the Argiros-McMehen Action. The Company intends to defend this matter vigorously.

     On October 31, 2001, the Company and Messrs. Lloyd and Payne commenced another action in the Ontario Superior Court of Justice against Messrs. Argiros and McMehen, Free Orbit Inc. and Non Orbit Inc. (case no. 01-CV-219729CM) which, among other things, seeks a declaration that all matters pertaining to the Colorado Action be submitted to the Ontario Superior Court of Justice and that the defendants be restrained from proceeding with the Colorado Action. The Company intends to pursue this matter vigorously in the event the defendants continue to pursue the Colorado Action.

     The Company believes the outcome of the foregoing matters are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

     Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.        Submission of Matters to a Vote of Security
               Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



                  PART II

Item 5.        Market for Common Equity
               and Related Stockholder Matters.

     The Company's Common Stock is presently being traded in the over-the-counter market under the symbol "OECI" and is listed on the OTC Bulletin Board. From September 5, 2000 to April 16, 2001, the symbol for the Common Stock was "NHLY". Prior thereto, the symbol for the Common Stock was "NHYM".

     The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated (adjusted to give effect for the one-for-five reverse stock split in September 2000). The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

Period                              Bid Prices

Fiscal year ended July 31, 2000:    High          Low

Aug. 1, 1999 to Oct. 31, 1999      1.5625         1.25
Nov. 1, 1999 to Jan. 31, 2000      1.50           0.9375
Feb. 1, 2000 to April 30, 2000     1.5625         1.00
May 1, 2000 to July 31, 2000       8.4375         1.875

Fiscal year ended July 31, 2001:    High          Low

Aug. 1, 2000 to Oct. 31, 2000      9.25           5.625
Nov. 1, 2000 to Jan. 31, 2001      6.875          4.00
Feb. 1, 2001 to April 30, 2001     7.25           5.50
May 1, 2001 to July 31, 2001       7.15           5.00

     As of October 18, 2001, there were approximately 2,800 record holders of the Company's Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

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

     In addition, at Closing, and pursuant to the Acquisition Agreement, all 3,878,571 previously issued and outstanding warrants to acquire shares of capital stock of Orbit were exchanged for 3,878,571 warrants to acquire shares of the Common Stock of the Company (the "Warrants"). Each Warrant entitles the holder thereof to acquire no later than February 20, 2001 one share of the Company's Common Stock at an exercise price of $0.875 per share. All of the Warrants were exercised during the fiscal year ended July 31, 2001.

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

     Pursuant to the Exchangeable Share Support Agreement dated as of September 5, 2000, each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. The Exchangeable Shares are senior in priority to all other shares of Orbit. Holders of Exchangeable Shares have the right to dividends and other distributions equivalent to those of the holders of shares of Common Stock of the Company. As of the end of fiscal 2001, 216,026 Exchangeable Shares had been exchanged for 216,026 shares of the Company's Common Stock, leaving 1,904,471 Exchangeable Shares issued and outstanding.

     On April 12, 2001, the Company approved an increase in the number of authorized common shares to 98,000,000 and added a new class of 2,000,000 preferred stock, par value $0.005 each. In addition a Stock Incentive Plan was approved authorizing the granting of options and stock purchase rights to acquire up to 2,000,000 common shares.

     All of the securities of the Company issued in connection withthe Orbit Transaction were issued in reliance upon the exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended.


Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Consolidated Financial Statements and the related notes thereto.

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

     Orbit was incorporated on October 7, 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its Voice over Internet Protocol ("VoIP") Canadian network and raising capital. The Company has not received any significant revenues to date from the sale of its services as it only began to aggressively market, sell and invoice customers for its services in the fourth fiscal quarter of 2001. During the first three quarters of the fiscal year, the Company successfully completed its VoIP network across Canada in 12 locations between Vancouver and Montreal. Accordingly, through the end of fiscal 2001, Orbit is considered to be in the development stage. The Company's development activities consist of the deployment of its VoIP long distance services around the world as well as developing different communications solutions utilizing its VoIP technology.

     Orbit now provides individuals in Canada with next generation Internet services that include V.90 Internet access, phone-to-phone VoIP long distance, as well as E-mail, and web site hosting services. It intends to provide the same services in the United States in the near future. Orbit's VoIP service, which is included in a low monthly flat rate bundle of Internet services, enables subscribers to call between points on Orbit's network as well as to off-network destinations in Canada and the Continental United States at no additional charge utilizing their own telephones. Orbit intends to market its services directly to commercial enterprises and to residential markets as well as indirectly through traditional Internet Service Providers, prepaid long distance calling card companies and others. No assurance can be given that Orbit's business will prove to be successful or that it will be able to operate profitably.

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

Results of Operations

     The Company reported revenue from operations for the year ended July 31, 2001 of approximately $293,000. The Company had no revenue for the period ended July 31, 2000.

     Expenses were approximately $5,097,000 for the year ended July 31, 2001 and were comprised primarily of costs associated with establishing and developing the Company's communications services and selling, general and administrative expenses. This compared to expenses of approximately $603,000 for the period ended July 31, 2000. The significant increase was primarily attributable to the increase in development activities in connection with the implementation of the Company's business strategy which occurred in fiscal 2001. For the year ended July 31, 2001, the Company recognized cost of communication services of approximately $1,338,000 compared to cost of communication services of approximately $233,000 for the period ended July 31, 2000, an increase of approximately $1,105,000. For the year ended July 31, 2001, the Company had selling, general and administrative expenses of $3,759,000 compared to approximately $370,000 for the period ended July 31, 2000, an increase of approximately $3,389,000. For the year ended July 31, 2001, the Company recognized an expense of approximately $1,097,000 in connection with the issuance of options which expense was included in selling, general and administrative expenses.

     The Company had interest income of approximately $14,000 for the year ended July 31, 2001 compared to interest income of approximately $600 for the period ended July 31, 2000.

     For the year ended July 31, 2001, the Company had a net loss of approximately $4,796,000 compared to a net loss of approximately $603,000 for the period ended July 31, 2000. The increase in net loss is primarily due to an increase in operating expenses resulting from the increase in development activities in connection with the implementation of the Company's business strategy.

Liquidity and Capital Resources

     On July 31, 2001, the Company had cash of approximately
$41,000 and a working capital deficit of approximately
$1,209,000. The Company's primary source of liquidity has been cash provided through equity offerings.

     Cash used in operating activities was approximately $3,089,000 for year ended July 31, 2001 compared to a source of approximately $16,000 for the period ended July 31, 2000. For the year ended July 31, 2001, the Company obtained approximately $4,113,000 from financing activities compared to approximately $1,158,000 from financing activities in the period ended July 31, 2000. The Company realized an increase in financing activities primarily as a result of and in connection with the reorganization transaction which was completed in September 2000. The Company used approximately $1,339,000 to primarily acquire capital assets used in its VoIP network during fiscal 2001 compared to approximately $812,000 for the period ended July 31, 2000.

     The accompanying financial statements have been prepared with the assumption that, on a going concern basis, the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continued operations are dependent upon the Company's ability to obtain long term financing and achieve profitable levels of operations. Subsequent to the end of fiscal 2001, the Company has raised certain short term operating funds and has signed agreements to raise further funds. In addition, management is currently negotiating an agreement with a telecommunications marketing sales organization in the United States to sell its products in both Canada and the United States. If these financing and marketing arrangements are successfully completed, it is expected that the Company will have sufficient cash for the next 12 months of operations and such arrangements should provide a significant increase in revenue and profitability. No assurance can be given, however, that these financing and marketing arrangements will be successfully completed, or if successfully completed, that such will result in increases in revenue and profitability.

Uncertainties and Risk Factors

     In addition to the other information and financial data set forth elsewhere in this report, the following risk factors
should be carefully considered in evaluating the Company.   The
uncertainties and risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     LIMITED OPERATING HISTORY; NET LOSSES. Orbit commenced its business in October 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its principal products and raising capital. The Company has not received any significant revenues to date from the sale of its products or services. For the years ended July 31, 2001 and 2000, the Company recorded net losses from operations of approximately $4,804,000 and $603,000, on revenues from operations of approximately $293,000 and $0, respectively. The increase in the loss in fiscal 2001 as compared to fiscal 2000 was primarily attributable to expenses incurred in fiscal 2001 in connection with the implementation of the Company's VoIP network in 12 major urban centers in Canada.

     NET LOSSES; NEED FOR LONG TERM FINANCING. The Company has incurred net losses since inception of approximately $5,399,000 and as at July 31, 2001, has a working capital deficiency of approximately $1,209,000. The continued operations are dependent upon the Company's ability to obtain long term financing and achieve profitable levels of operations. Subsequent to the end of fiscal 2001, the Company has raised certain short term operating funds and has signed agreements to raise further funds. In addition, management is currently negotiating an agreement with a telecommunications marketing sales organization in the United States to sell its products in both Canada and the United States. If these financing and marketing arrangements are successfully completed, it is expected that the Company will have sufficient cash for the next 12 months of operations and such arrangements s hould provide a significant increase in revenue and profitability. No assurance can be given, however, that these financing and marketing arrangements will be successfully completed, or if successfully completed, that such will result in increases in revenue and profitability.

     EVALUATING OUR BUSINESS IS DIFFICULT BECAUSE WE DO NOT
HAVE AN OPERATING HISTORY.   Orbit was formed in October 1999
and has a limited operating history. As a result, we do not have an operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the market in which the Company operates. In addition, there are various barriers to entry to the VoIP network industry and for those who wish to establish networks using Orbit's model. These barriers include but are not limited to the following:

          . The need to develop software systems to connect off-the-shelf network components;
          . The need to develop software systems for overall network management;
          . The need to identify carriers willing to co-operate in providing co-location facilities and fibre access and to negotiate complex carrier and co-location agreements;
          . The need to manage the revenue impact of introducing VoIP technology along side of legacy technologies; and
          . The need to develop an understanding of local regulatory issues in target jurisdictions.

     We may not be successful in accomplishing these objectives. The failure of any of these objectives is likely to have a material adverse effect on our business plan.

     WE ARE NOT PROFITABLE AND WILL CONTINUE TO INCUR LOSSES. We have not achieved profitability and will continue to incur losses. We expect to increase significantly our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. For us to make a profit, our revenues and gross profit margins will need to increase sufficiently to cover these and other future costs. Otherwise, we may not achieve profitability.

     IF WE LOSE OUR KEY PERSONNEL OR CANNOT RECRUIT
ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER. Competition for personnel with experience in the industry in which we compete is intense. We depend on the continued services and performance of our executive officers and other key personnel. We do not have "key person" life insurance policies. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly.

     INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND
HARM OUR FINANCIAL PERFORMANCE. The telecommunications services industry is highly competitive, rapidly evolving and
subject to  constant technological  change.   Telecommunication
service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many of the Company's competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than the Company. These advantages afford the Company's competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers and (d) negotiate more favorable contracts with suppliers of
telecommunication  services.   The Company believes that
additional competitors may be attracted to the market, including internet-based service providers and other telecommunications companies. The Company also believes that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

     The   ability   of  the  Company  to   compete
effectively   in   the telecommunications services industry
will depend upon the Company's ability to (i) continue to provide high quality services at prices competitive with, or lower than, those charged by its competitors and (ii) develop new innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by major long distance carriers or other competitors will not have a material adverse effect on the Company's business, financial condition and results of operations, or that the Company will be able to compete successfully in the future.

     WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL
AND OTHER CHANGES.       The industry in which  the Company
competes is characterized,  in  part,  by   rapid   growth,
evolving   industry   standards,   significant  technological
changes   and   frequent   product   enhancements.  These
characteristics could render existing systems and strategies obsolete, and require the Company to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. For example, recent technological advances may soon allow Internet-based networks like Orbit's to by-pass local carriers. Orbit is evaluating these developments and others that may allow it to improve service to its customers and enhance the Company's profitability. However, no assurance can be given that the Company will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

     GOVERNMENT REGULATION. On July 22, 1998, the Canadian Radio-Television and Telecommunications Commission (CRTC) issued a Public Notice (Telecom Public Notice 98-17) in which it decided to forebear from regulating telephone companies' Internet Services, a policy that is consistent with telecommunications regulations in the United States. Regulatory treatment of Internet telephony outside of the United States varies from country to country. There can be no assurance that there will not be interruptions in Internet telephony in these and other foreign countries. Interruptions or restrictions on the provision of Internet telephony in foreign countries may adversely affect the Company's ability to continue to offer services in those countries, resulting in a loss of customers and revenues.

     In addition, there is no assurance new regulations may not be adopted in the future which may materially adversely affect the Company's business, financial condition or results of operations.. Any such new regulations which may be adopted in Canada, the United States, and/or other foreign governments could harm us by subjecting us to liability or forcing us to change how we do business. New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of the Company's product or service using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet.

     STRATEGIC RELATIONSHIPS.  The   Company's business, in
part, is dependent upon relationships with distributors, governments or providers of telecommunications services in
various  markets.   The failure  to develop or  maintain these
relationships could result in a material adverse effect on the financial condition and results of operations of the Company.

     MARKET FOR COMMON STOCK; VOLATILITY OF THE STOCK PRICE. The Company cannot ensure that an active trading market will exist in the future. However, even if the trading market for the common stock continues to exist, the price at which the shares of Common Stock trade is likely to be subject to significant volatility. The market for the Common Stock may be influenced by many factors, including the depth and liquidity of the market for the Company's Common Stock, investor perceptions of the Company, and general economic and similar conditions.

     LISTING STATUS. The Company's common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any investor desires to dispose of any shares of the Company's Common Stock.

     ABSENCE OF DIVIDENDS.   The Company has never declared
or paid any cash dividends on its Common Stock and does not presently intend to pay cash dividends on its Common Stock in the foreseeable future.

     LIMITATION ON LIABILITY OF DIRECTORS. The Company's Articles of Incorporation provide that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for conduct as a director, except for the liability of the director for: (i) acts or omissions that involve intentional misconduct or a knowing violation of law by the director; (ii) conduct which violates the Nevada Business Corporation Act, pertaining to unpermitted distributions to stockholders or loans to directors, or (iii) any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. As a result, the rights of the Company and its shareholders to obtain monetary damages for acts or omissions of directors will be more limited than they would be in the absence of such provision. The provision would not apply to a violation of a director's responsibility under the Federal securities laws.

     CUMULATIVE VOTING AND PRE-EMPTIVE RIGHTS. There are no pre-emptive rights in connection with the Company's Common Stock. Therefore, in the event the Company issues shares of stock in connection with any financing activities or other transactions, current shareholders of the Company will be diluted in their percentage ownership of the Company. Cumulative voting in the election of directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock will be able to elect all of the Company's
Board of Directors and control the Company's policies.

     POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.


Item 7.        Financial Statements.

     See the Consolidated Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


                  PART III

Item 9.        Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

                                                Year First
                         Present Position       Became
Name                Age  and Offices            a Director

Douglas C. Lloyd    49   President and            2000
                         Chief Executive Officer

Donald G. Payne     69   Chief Financial Officer  2000

     None of the directors and executive officers is related to any other director or officer of the Company.

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

     DOUGLAS C. LLOYD has been President and Chief Executive Officer of the Company since July 2001 and a director since September 2000. From September 2000 to July 2000, he was also Vice President and Chief Technology Officer of the Company. Mr. Lloyd has been the driving force responsible for building the Company's state-of-the-art telecommunications network. For more than the past 5 years, Mr. Lloyd has been a consultant in the telecommunications field. In addition to overseeing the implementation and daily operations of Orbit's network, Mr. Lloyd is also responsible for Research & Development and the application of new technologies. Over the past 20 years, Mr. Lloyd has been at the forefront in the development, marketing and management of some of Canada's most innovative telecommunications and broadcast initiatives. His extensive experience includes designing, building and marketing large-scale satellite, microwave (fixed wireless), and fibre optic networks in Canada and internationally.

     DONALD G. PAYNE has been Chief Financial Officer and a director of the Company since July 2001. From September 2000 to April 2001, he also served as a director. He is a retired business executive with extensive experience in the banking, insurance and capital markets industries. Since retiring in 1992, Mr. Payne has been providing consulting services in the areas of business planning, cost rationalization, mergers and acquisitions, due diligence analysis, equity and debt financing, initial public offerings and interim management for small and medium sized companies operating in a wide variety of industries. From 1980 until 1992, Mr. Payne was the Chief Executive Officer of Canadian Foresters Life Insurance Society (a mid-size fraternal insurance society); the President and CEO of CGT Home Fashions Inc. (a manufacturing, marketing and distribution company); Executive Vice President, Crown Life Insurance; President and CEO, Can West Financial Services Corporation and Chairman of the Board of three of its operating divisions, Monarch Life Assurance Company, Crown Trust Company, Aristar (an insurance and finance company with consumer operations in the southern United States) and CANREIT, a real estate investment trust.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during or with respect to the fiscal year ended July 31, 2001except that Douglas C. Lloyd filed two reports late relating to his initial report of ownership and one subsequent transaction, Donald G. Payne filed three reports late relating to his initial report of ownership and three subsequent transactions, and Global Wireless, Inc. filed one report late relating to its initial report of ownership.


Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended July 31, 2001, and from inception of Orbit (October 7, 1999) to July 31, 2000 (the end of fiscal 2000), of those persons who were, at July 31, 2001, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                                Summary Compensation Table

                                Annual
                                Compensation


Name and Principal    Fiscal
Position              Year     Salary    Bonus

Douglas C. Lloyd      2001      $0        $0
President and         2000      $0        $0
Chief Executive Officer

J. Gordon McMehen*    2001      $0        $0
                      2000      $0        $0



                                 Long-Term
                                 Compensation

                                Shares
Name and Principal    Fiscal    Underlying     All Other
Position              Year      Options        Compensation

Douglas C. Lloyd      2001      500,000        $265,786(1)
President and         2000      0              $151,300(2)
Chief Executive Officer

J. Gordon McMehen*    2001      250,000        0
                      2000      0              0
_______________________

     * Mr. McMehen served as Chief Executive Officer of the Company from September 2000 until his resignation in July 2001.

     (1) Consists of consulting fees paid to him and other entities affiliated with him during the fiscal year ended July 31, 2001.

     (2) Consists of consulting fees paid to him and other entities affiliated with him during the fiscal year ended July 31, 2000.


Stock Options Granted in Fiscal 2001

     The following tables set forth certain information with respect to stock options granted to the persons named in the Summary
Compensation Table during the fiscal year ended July 31, 2001.

               Option Grants in Fiscal 2001

               Individual Grants

                                        Percent of Total
                    Number of           Options Granted
                    Securities          to
                    Underlying Options  Employees in
Name                Granted             Fiscal Year

Douglas C. Lloyd    500,000             34.5%
J. Gordon McMehen   250,000             17.2%


                    Exercise or
                    Base Price     Expiration
Name                 ($/Sh)         Date

Douglas C. Lloyd    $6.875         2/28/2011
J. Gordon McMehen   $6.875         2/28/2011*
____________________
* Mr. McMehen resigned as an officer and director of the Company in July 2001. As a result, the options granted to him have expired.

Stock Options Exercised in Fiscal 2001; Fiscal Year-End Values

     The following table set forth certain information as to each exercise of stock options during the year ended July 31, 2001, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 2001 and Year-End Option Value


               Shares
               Acquired
               On             Value
Name           Exercise       Realized

Douglas C.
Lloyd           -0-           -0-

J. Gordon
McMehen         -0-           -0-


             Number of Securities        Value of Unexercised
             Underlying Unexercised      In-the-Money Options
             Options at July 31, 2001    at July 31, 2001(1)

Name         Exercisable  Unexercisable  Exercisable  Unexercisable

Douglas C.
Lloyd          166,666        333,334        $0        $0

J. Gordon
McMehen         83,333        166,667        $0        $0
____________________

     (1) At July 31, 2001, the bid price of the Company's Common Stock was $5.75 and the asked price was $6.00. Accordingly, none of the outstanding options was "in the money" on July 31, 2001. Actual gains, if any, which may be achieved on stock option exercises are dependent on the future performance of the Common Stock and other factors such as the general condition of the stock markets and the timing of the exercise of the options.

Compensation of Directors

     Since inception, no director of the Company has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Employment Contracts and Termination of Employment and Change in
Control Arrangements

     The Company does not have any termination or change in control arrangements with any of its executive officers and has no written agreements with any of its executive officers.

Material Proceedings

     There are no material proceedings to which any director or executive officer of the Company is a party adverse to the Company or any if its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. See, however, Part I, Item 3, "Legal Proceedings" for information on litigation involving former officers and directors of the Company.

2001 Stock Incentive Plan

     In February 2001, the Board of Directors of the Company adopted the 2001 Stock Incentive Plan (the "2001 Plan") subject to the approval of the stockholders which was obtained in April 2001. The 2001 Plan permits the Company to grant stock options and stock purchase rights. The 2001 Plan is intended to provide additional compensation and incentives to eligible individuals whose present and potential contributions are important to the success of the Company, to afford such persons an opportunity to acquire a proprietary interest in the Company and to enable the Company to continue to enlist and retain the best available talent for the successful conduct of its business.

     Under the 2001 Plan, eligible participants may be awarded options to purchase shares of the Company's Common Stock. They may also be awarded restricted Common Stock, either through the purchase of those shares at fair market value or at less than fair market value, as compensation for services rendered.

     The 2001 Plan is administered by the Board of Directors, or in the discretion of the Board, by a Committee ("Committee") consisting of directors of the Company. The Plan administrator shall have exclusive authority to determine participants to whom options will be granted, the timing and manner of the grant of options, the exercise price, the number of shares covered by and all of the terms of options, the duration and purpose of leaves of absence which may be granted to optionees without constituting termination of employment for purposes of the 2001 Plan and all other determinations necessary or advisable for administration of the 2001 Plan. Members of the Committee are appointed by and serve at the pleasure of the Board and may be removed by the Board at its discretion.

     The maximum number of shares of Common Stock issuable over the term of the 2001 Plan is limited to 2,000,000, subject to adjustments in the event of certain changes in the Company's capital structure.

     Under the 2001 Plan options and stock purchase rights may be granted to employees, directors, officers and consultants. However, the Plan administrator in its sole discretion determines the actual persons to whom such grants are to be made.

     The Board has exclusive authority to amend the 2001 Plan in any and all respects. Certain amendments may require the approval of the Company's stockholders. Unless terminated earlier by the Board in its sole discretion, the 2001 Plan will expire ten years after its effective date.

     The exercise and purchase prices per share are determined by the Plan administrator and will generally be equal to the fair market value per share of Common Stock on the date of the option grant. The exercise price will be fixed for the life of an option even if the value of the Common Stock increases in the future.

     An option gives the right to purchase a specified number of shares of Common Stock at a fixed price per share (the "exercise price") payable at the time the option is exercised. Two types of options may be granted under the 2001 Plan: Incentive Stock Options and non-qualified stock options.

     An "exercise" occurs when an option holder purchases the shares of Common Stock subject to the option by paying the exercise price for those shares to the Company. The Plan administrator may, under certain limited circumstances, permit an option holder to pay the exercise price for the purchased shares through a full-recourse promissory note. The Plan administrator will establish the terms of any such promissory note, including the interest rate and terms of repayment, and any shares purchased with the note will be held by the Company as security for the payment of that note. An option holder may exercise an option at any time after it vests and before the option terminates.

     Stock purchase rights entitle a participant in the 2001 Plan to acquire shares of Common Stock which are subject to certain restrictions at a price which may be equal to or less than the fair market value of the Common Stock on the date of the grant of such award. The Plan administrator may grant participants stock purchase rights to purchase stock for limited periods of up to 30 days under such terms, conditions and restrictions as the Plan administrator may apply. In addition, shares may be awarded in connection with services rendered or to be rendered. The Plan administrator may also allow a participant the right to acquire non-voting exchangeable shares of Orbit which will be exchangeable for shares of the Company's Common Stock on a one-for-one basis.

     As of July 31, 2001, options to acquire 1,450,000 shares of Common Stock have been granted under the 2001 Plan. No stock awards have been granted to date under the 2001 Plan. As a result, as of July 31, 2001, there are 550,000 shares available for future grant under the 2001 Plan.


     Item 11.  Security Ownership of Certain Beneficial Owners and
     Management.

     The following table sets forth, as of October 18, 2001, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                   Amount and Nature of            Percent
Name               Beneficial Ownership            of Class

Global Wireless Inc.     5,056,905(1)               30.5%
Douglas C. Lloyd*        4,266,667(1)               25.5%
Donald G. Payne*            11,927(2)                  **
Non Orbit Inc.           1,000,000(3)                6.0%
J. Gordon McMehen          700,000(3)                4.3%

All Executive Officers
and Directors
as a Group               4,278,594                  25.6%
________________________

     * Indicates a Director of the Company. The address for each is 100 Adelaide Street West, Suite 200, Toronto, Ontario, Canada
     M5H 1S3.

     **   Less than one (1%) percent.

     (1) Global Wireless Inc. holds of record 5,056,905 shares of which 4,100,000 shares are owned indirectly for the benefit of the members of Mr. Lloyd's family by a Trust. Mr. Lloyd also owns one share directly. The amount reported for Mr. Lloyd includes 166,666 shares which Mr. Lloyd has the right to acquire within 60 days pursuant to the exercise of stock options granted under the 2001 Plan.

     (2) Consists of 11,727 shares owned by Xoom Capital Corp. ("Xoom") and 200 shares owned by Mr. Payne directly. Mr. Payne is the President and a director of Xoom and may be deemed to have beneficial ownership of such shares. Mr. Payne disclaims beneficial ownership of the shares held by Xoom except to the extent of his pecuniary interest therein.

     (3) Non Orbit Inc. holds of record 1,000,000 shares of which 500,000 shares are claimed by Mr. McMehen to be owned indirectly for the benefit of members of Mr. McMehen's family by a Trust. In addition, Free Orbit Inc. holds of record 400,000 shares of which 200,000 shares are claimed by Mr. McMehen to be owned indirectly for the benefit of members of Mr. McMehen's family by a Trust. Mr. McMehen, former Chief Executive Officer of the Company, resigned as an officer and director of the Company in July 2001.


Item 12.  Certain Relationships and Related Transactions.

     See Part III, Item 10, "Summary Compensation Table" for information on the consulting fees paid to Douglas C. Lloyd during fiscal 2001 and fiscal 2000.

     During fiscal 2001, the Company paid $459,613 under a Premises Sharing Agreement to a company controlled by J. Gordon McMehen and Daniel N. Argiros, each a former officer and director of the Company. The agreement was for a five year term commencing in or about September 2000 expiring May 2005. Under the agreement, most operating costs, including rent for premises located in Toronto, Ontario, Canada, were to be allocated equally to the Company and the entity controlled by Messrs. McMehen and Argiros. See, however, Part I, Item 3 for information on litigation involving such former officers and directors of the Company.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     2.1 Agreement and Plan of Reorganization dated August 3, 2000 by and between New Hilarity, Inc. and Orbit Canada Inc.(1)
     3.1  Articles of Incorporation.
     3.2 Certificate of Change in Number of Authorized Shares of New Hilarity, Inc. (filed August 31, 2000).(1)
     3.3 Certificate of Amendment to Certificate of Incorporation (filed April 31, 2001).(2)
     3.4  Bylaws.
     4.1  2001 Stock Incentive Plan.(2)
     99.1 Form of Warrants issued to Warrant Holders of Orbit
          Canada Inc.(1)
     99.2 Exchangeable Share Support Agreement between New Hilarity, Inc. and Orbit Canada Inc.(2)
     ___________________

     (1) Filed as an exhibit to the Company's Current Report of Form 8-K dated September 8, 2000, and incorporated by reference herein.

     (2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2001, and incorporated by reference herein.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

          Form 8-K dated July 18, 2001 which was filed July 30, 2001. Items reported: 5 and 7. Election of new President and Chief Executive Officer and other matters.

                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ORBIT E-COMMERCE, INC.
                    (Registrant)


                    By: /s/ Douglas C. Lloyd
                            Douglas C. Lloyd,
                            President and
                            Chief Executive Officer


                    Dated: November 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                 Title                          Date



/s/ Douglas C. Lloyd      President, Chief Executive     11/12/2001
    Douglas C. Lloyd      Officer, Chairman of the
                          Board and  Director
                          (Principal Executive Officer)


/s/ Donald G. Payne       Chief Financial Officer        11/12/2001
    Donald G. Payne       and Director
                          (Principal Accounting
                          and Financial Officer)

               Orbit E-Commerce, Inc.
               (formerly New Hilarity, Inc.)
               (a development stage company)
               Consolidated Financial Statements
               For the year ended July 31, 2001 and for the period from inception to July 31, 2000
               (Expressed in United States dollars)

                             Orbit E-Commerce, Inc.
                             (formerly New Hilarity, Inc.)
                             (a development stage company)
                             Consolidated Financial Statements
                             For the year ended July 31, 2001 and for the period from inception to July 31, 2000
                             (Expressed in United States dollars)



                                                                        Contents
================================================================================

Auditors' Report                                                               2

Consolidated Financial Statements

   Balance Sheets                                                              3

   Statements of Shareholders' Equity                                          4

   Statements of Operations                                                    5

   Statements of Cash Flows                                                    6

   Summary of Significant Accounting Policies                                  7

   Notes to Financial Statements                                              12

================================================================================

                                                                Auditors' Report

--------------------------------------------------------------------------------

To the Shareholders of
Orbit E-Commerce, Inc.
(formerly New Hilarity, Inc.)

We have audited the consolidated balance sheets of Orbit E-Commerce, Inc. (a development stage company) as at July 31, 2001 and 2000 and the consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended July 31, 2001, period from October 7, 1999 (date of inception) to July 31, 2000 and the period from October 7, 1999 (date of inception) to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2001 and 2000 and the results of its operations and the changes in its cash flows for the year ended July 31, 2001, the period from inception to July 31, 2000 and the period from inception to July 31, 2001 in accordance with generally accepted accounting principles in the United States.

Chartered Accountants



(signed) BDO Dunwoody LLP

Toronto, Ontario
September 11, 2001 (except as to Note 9(b), October 3, 2001)

===============================================================================

                                                         Orbit E-Commerce, Inc.
                                                  (formerly New Hilarity, Inc.)
                                                  (a development stage company)
                                                    Consolidated Balance Sheets
                                           (Expressed in United States dollars)

July 31                                                     2001           2000
-------------------------------------------------------------------------------

Assets

Current
   Cash and cash equivalents                         $    40,552    $   357,178
   Accounts receivable                                    18,077             --
   GST receivable                                         18,627         72,208
   Prepaid expenses                                       71,953         52,361
                                                     -----------    -----------

                                                         149,209        481,747
Capital assets (Note 3)                                1,776,350        743,725
                                                     -----------    -----------

                                                     $ 1,925,559    $ 1,225,472
===============================================================================

Liabilities and Shareholders' Equity

Current
   Accounts payable                                  $   925,644    $   647,251
   Accrued liabilities                                    81,277         26,896
   Due to shareholders (Note 3)                          351,144             --
                                                     -----------    -----------

                                                       1,358,065        674,147
                                                     -----------    -----------

Shares to be issued                                           --         20,172
                                                     -----------    -----------

Shareholders' Equity
   Share capital issued and paid up  (Note 4)             86,327      1,137,609
   Capital in excess of par value                      5,930,549             --
   Cumulative translation adjustment                     (50,527)        (3,948)
   Deficit accumulated during development stage       (5,398,855)      (602,508)
                                                     -----------    -----------

                                                         567,494        531,153
                                                     -----------    -----------
                                                     $ 1,925,559    $ 1,225,472
===============================================================================

Approved on behalf of the Board:

(signed) Douglas C. Lloyd
----------------------------- Director

(signed) Donald G. Payne
----------------------------- Director


    The accompanying summary of significant and accounting policies and notes are an integral part of these financial statements.

===============================================================================================================================

                                                                                                          Orbit E-Commerce, Inc
                                                                                                  (formerly New Hilarity, Inc.)
                                                                                                  (a development stage company)
                                                                     Consolidated Statements of Changes in Shareholders' Equity
                                                                                           (Expressed in United States dollars)

July 31, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------------------

                                                                          Capital in                     Other
                                 Exchangeable     Common      Paid up      Excess of    Accumulated  Comprehensive
                                    Shares        Shares       Amount      Par value      Deficit         Loss         Total
                                 ------------  ----------   -----------   -----------   -----------  -------------  -----------


For the period from inception
 to July 31, 2000
   Shares issued to founders              --    6,000,001   $         1   $        --   $        --   $        --   $         1
   Shares issued for cash
    consideration, $0.226                 --    5,027,401     1,137,608            --            --            --     1,137,608
   Shares issued for services
    rendered (1), $0.50                   --      390,000       195,000            --            --            --       195,000
   Issue costs                            --           --      (195,000)           --            --            --      (195,000)
Comprehensive loss
   Net loss                               --           --            --            --      (602,508)           --      (602,508)
   Foreign currency
    translation adjustment                --           --            --            --            --        (3,948)       (3,948)
                                  ----------   ----------   -----------   -----------   -----------   -----------   -----------

Balance, July 31,2000                     --   11,417,402   $ 1,137,609   $        --   $  (602,508)  $    (3,948)  $   531,153
                                  ----------   ----------   -----------   -----------   -----------   -----------   -----------

For the period from
 August 1, 2000 to July 31,
  2001
  Issue of common shares
    Warrants exercised
    August 15,2000 for cash,
     $0.875                               --      371,429       325,000            --            --            --       325,000
    Recapitalization                      --           --    (1,403,665)    1,403,665            --            --            --
    Exchange of common shares      2,120,497   (2,120,497)           --            --            --            --            --
    Additional shares on Reverse
     Take Over (Note 1)                   --    1,597,912         7,990        55,127            --            --        63,117
    Warrants exercised
     September 20,2000, $0.875            --      610,000         3,050       530,700            --            --       533,750
    Warrants exercised
     October 20,2000, $0.875              --      610,000         3,050       530,700            --            --       533,750
    Warrants exercised
     November 24,2000, $0.875             --      610,000         3,050       530,700            --            --       533,750
    Warrants exercised
     December 20,2000, $0.875             --      610,000         3,050       530,700            --            --       533,750
    Warrants exercised
     January 31,2001, $0.875              --      610,000         3,050       530,700            --            --       533,750
    Warrants exercised
     February 20, 2001, $0.875            --      828,571         4,143       720,857            --            --       725,000
    Exchange of shares              (216,026)     216,026            --            --            --            --            --
Options granted                                                             1,097,400            --                   1,097,400
Comprehensive loss
    Net loss                                                                             (4,796,347)           --    (4,796,347)
    Foreign currency
     translation adjustment                                                                      --       (46,579)      (46,579)

Comprehensive loss
                                  ----------   ----------   -----------   -----------   -----------   -----------   -----------

Balance, July 31, 2001             1,904,471   15,360,843   $    86,327   $ 5,930,549   $(5,398,855)  $   (50,527)  $   567,494
                                  ==========   ==========   ===========   ===========   ===========   ===========   ===========


                                       Comprehensive
                                            Loss
                                       -------------

For the period from inception
 to July 31, 2000
   Shares issued to founders
   Shares issued for cash
    consideration, $0.226
   Shares issued for services
    rendered (1), $0.50
   Issue costs
Comprehensive loss
   Net loss                            $   (602,508)
   Foreign currency
    translation adjustment                   (3,948)
                                       ------------
                                       $   (606,456)
Balance, July 31,2000                  ============


For the period from
 August 1, 2000 to July 31,
  2001
  Issue of common shares
    Warrants exercised
    August 15,2000 for cash,
     $0.875
    Recapitalization
    Exchange of common shares
    Additional shares on Reverse
     Take Over (Note 1)
    Warrants exercised
     September 20,2000, $0.875
    Warrants exercised
     October 20,2000, $0.875
    Warrants exercised
     November 24,2000, $0.875
    Warrants exercised
     December 20,2000, $0.875
    Warrants exercised
     January 31,2001, $0.875
    Warrants exercised
     February 20, 2001, $0.875
    Exchange of shares
Options granted
Comprehensive loss
    Net loss                           $ (4,796,347)
    Foreign currency
     translation adjustment                 (46,579)
                                       ------------
Comprehensive loss                     $ (4,842,926)
                                       ============

Balance, July 31, 2001

(1) Shares issued to securities company for services in connection with raised financing.



    The accompanying summary of significant and accounting policies and notes are an integral part of these financial statements.

========================================================================================================

                                                                                  Orbit E-Commerce, Inc.
                                                                           (formerly New Hilarity, Inc.)
                                                                           (a development stage company)
                                                                   Consolidated Statements of Operations
                                                                    (Expressed in United States dollars)
--------------------------------------------------------------------------------------------------------
                                                          Cumulative
                                                   From Inception on      For the Year    For the Period
                                                     October 7, 1999             Ended   October 7, 1999
                                                    to July 31, 2001     July 31, 2001   to July 31,2000
--------------------------------------------------------------------------------------------------------

Revenue
   Communication services                               $    230,405      $    230,405      $         --
   Consulting fees                                            62,500            62,500                --
                                                        ------------      ------------      ------------

                                                             292,905           292,905                --
                                                        ------------      ------------      ------------

Expenses
   Cost of communication services                          1,570,777         1,338,042           232,735
   Selling, general and administrative (Note 4(c))         4,129,360         3,758,969           370,391
                                                        ------------      ------------      ------------

                                                           5,700,137         5,097,011           603,126
                                                        ------------      ------------      ------------

Loss from operations                                      (5,407,232)       (4,804,106)         (603,126)

Interest expense                                              (6,643)           (6,643)               --

Interest income                                               15,020            14,402               618
                                                        ------------      ------------      ------------

Net loss for the period                                 $ (5,398,855)     $ (4,796,347)     $   (602,508)
========================================================================================================

Basic and diluted loss per share (Note 5)               $      (0.50)     $      (0.35)     $      (0.11)
========================================================================================================

Weighted average number of shares                         10,763,397        13,707,176         5,557,621
========================================================================================================


    The accompanying summary of significant and accounting policies and notes are an integral part of these financial statements.

===============================================================================================================

                                                                                         Orbit E-Commerce, Inc.
                                                                                  (formerly New Hilarity, Inc.)
                                                                                  (a development stage company)
                                                                          Consolidated Statements of Cash Flows
                                                                           (Expressed in United States dollars)

                                                                 Cumulative
                                                          From Inception on      For the Year    For the Period
                                                            October 7, 1999             Ended   October 7, 1999
                                                           to July 31, 2001     July 31, 2001      July 31,2000
---------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in)

Operating activities
   Net loss for the period                                      $(5,398,855)      $(4,796,347)      $  (602,508)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Amortization                                               329,881           261,399            68,482
         Compensation expense on stock options                    1,097,400         1,097,400                --
         Changes in assets and liabilities relating
            to operations
               GST receivable                                       (18,627)           53,581           (72,208)
               Accounts receivable                                  (18,077)          (18,077)               --
               Accounts payable and accrued liabilities           1,006,921           332,774           674,147
               Prepaid expenses                                     (71,953)          (19,592)          (52,361)
                                                                -----------       -----------       -----------

                                                                 (3,073,310)       (3,088,862)           15,552
                                                                -----------       -----------       -----------

Investing activities
   Purchase of capital assets                                    (2,151,330)       (1,339,123)         (812,207)
                                                                -----------       -----------       -----------

Financing activities
   Proceeds from common shares issued                             4,899,304         3,761,695         1,137,609
   Advances from shareholders                                       351,144           351,144                --
   Advance for shares to be issued                                   20,172                --            20,172
                                                                -----------       -----------       -----------

                                                                  5,270,620         4,112,839         1,157,781
                                                                -----------       -----------       -----------

Effect of exchange rate changes on cash                              (5,428)           (1,480)           (3,948)
                                                                -----------       -----------       -----------

Net increase (decrease) in cash and cash
   equivalents during the period                                     40,552          (316,626)          357,178

Cash and cash equivalents, beginning of period                           --           357,178                --
                                                                -----------       -----------       -----------

Cash and cash equivalents, end of period                        $    40,552       $    40,552       $   357,178
===============================================================================================================

Represented by
   Cash                                                                           $    40,552       $   131,672
   Short term deposits                                                                     --           225,506
                                                                                  -----------       -----------

                                                                                  $    40,552       $   357,178
===============================================================================================================


    The accompanying summary of significant and accounting policies and notes are an integral part of these financial statements.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

Nature of Business                New Hilarity, Inc. a corporation organized
                                  under the laws of the State of Nevada changed its name to Orbit E-Commerce, Inc. ("OECI" or the "Company"). The Company during the year, changed its business indirectly through the acquisition of a Canadian subsidiary Orbit
                                  Canada Inc. ("Orbit") (Note 1). Orbit is a development stage company and was incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception
                                  Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. They have not yet received any significant revenues from the sale of its services. As it only aggressively began to market, sell and invoice customers for its services in the fourth quarter. During the first three quarters of the year the Company successfully completed the VoIP network across
                                  Canada in twelve locations between Vancouver and Montreal. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying consolidated financial statements represent those of a development stage enterprise. The Company's development activities consists of the deployment of Voice
                                  Over Internet Protocal (VolP) network long distance services around the world as well as developing different communications solutions utilizing its VoIP technology.

                                  The Company conducts its business within one industry segment. The customer client base is across Canada as above.

Comparative Figures               Comparative figures are those of Orbit for the
                                  period October 7, 1999 (date of inception) to July 31, 2000 and have been reclassified to conform with current year presentation.

Basis of Presentation             The consolidated financial statements have
                                  been prepared with the assumption that, on a going concern basis, the Company will be able to realize its assets and discharge its liabilities in the normal course of business.
                                  The Company has incurred accumulated net losses since inception of $5,398,855 and as at July 31, 2001, has a working capital deficiency of $1,208,856. The continued operations are dependent upon the Company's ability to obtain long term financing and achieve profitable levels of operations.
                                  Management is currently arranging financing and is negotiating an agreement with a telecommunications marketing sales organization in the United States to sell its services in both Canada and the United States.
                                  If these financing and marketing arrangements are successfully completed, it is expected they will significantly increase revenue and profitability. No assurance can be given, however, that these financing and marketing arrangements will be successfully completed, or if successfully completed that such will result in increases in revenue and profitability.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

Basis of Financial Statements     These consolidated financial statements are
                                  stated in United States dollars, "the
                                  reporting currency". The transactions of the Company have been recorded during the year in Canadian dollars, "the functional currency".
                                  The translation of Canadian dollars to United
                                  States dollars amounts have been made at the period end exchange rates for the balance sheet items and the average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments to reporting currency are included in equity.

                                  These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States.

Principles of Consolidation       These consolidated financial statements
                                  include the accounts of the Company and its wholly owned subsidiary Orbit.

Accounting Estimates              The preparation of financial statements in
                                  conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Revenue Recognition               The Company provides communication services
                                  and recognizes revenue when services are provided. Consulting fees are recognized as the services are provided.

Capital Assets                    Capital assets are recorded at cost less
                                  accumulated amortization. Amortization is based on the estimated useful life of the asset as follows:

                                  Computer equipment     - 30% declining balance
                                                           basis
                                  Furniture and fixtures - 20% declining balance
                                                           basis
                                  Network communications
                                    equipment            - 20% declining balance
                                                           basis

Impairment of Assets              Management reviews assets for impairment
                                  whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount of an asset to its projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset.

Cash and Cash Equivalents         Cash and cash equivalents are defined as
                                  highly liquid investments with original
                                  maturities of three months or less and consist of term deposits.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

Advertising Costs                 Advertising costs are expensed as incurred.
                                  Included in selling, general and
                                  administrative expenses is advertising
                                  expenses of $4,185 for the period October 7, 1999 to July 31, 2000, $375,236 for the year ending July 31, 2001 and the cumulative
                                  expense of $379,421 for the period October 7, 1999 to July 31, 2001.

Income Taxes                      The Company accounts for income taxes under
                                  the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards
                                  Board ("FASB"). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Values                       The carrying amounts of financial instruments
                                  of the Company, including cash and cash
                                  equivalents, GST receivable, accounts
                                  receivable, accounts payable and accrued liabilities approximate fair value because of their short maturity.

Concentrations of Credit Risk     Financial instruments that potentially subject
                                  the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and term deposits. These instruments are held at one major financial institution.

Comprehensive Income              In June 1997, the FASB issued SFAS No. 130,
                                  "Reporting Comprehensive Income", which was adopted by the Company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

Stock Based Compensation          The Company accounts for employee and
                                  directors stock options under APB Opinion No.
                                  25 under which no compensation cost is
                                  recognized when the exercise price equals or exceeds the fair value at the date of grant.
                                  Since no stock options were granted with an exercise price less than fair value no compensation was recorded.

                                  The Company accounts for stock options issued to directors and others for consulting services under FAS 123. An expense is recorded based on their fair value at the date of grant.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

Recently Adopted Accounting
Standards                         During the year, the Company adopted the FASB
                                  Interpretation No. 44, "Accounting for Certain
                                  Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25 issued in March 2000 by the Financial Accounting
                                  Standards Board. Among other things, the Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Adoption of this standard did not have a material effect on the financial statements.

Recently Issued Accounting
Standards                         In June 2001, the FASB issued FASB Statement
                                  No. 141," Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible
                                  Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                  SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires that the Company complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

Recently Issued Accounting
Standards (continued)             Previously, the Company did not have business
                                  combinations. As a result, the adoption of SFAS 141 and SFAS 142 will not affect the results of past transactions. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future.

                                  In August 2001, the FASB issued SFAS No. 143
                                  "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending May 31, 2003. Management believes the adoption of this statement will have no material impact on the financial statements.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

1.       Business Acquisition of Orbit Canada Inc. ("Orbit")

         Under a share exchange agreement which became effective September 8, 2000, OECI issued 9,668,334 common shares in exchange for the number of common shares issued and outstanding of Orbit. Orbit also exchanged its remaining 2,120,497 common shares for the same number of exchangeable shares. Each exchangeable share can be exchanged into one common share of OECI. This transaction resulted in a reverse take over, thereby giving the shareholders of Orbit control of OECI. At the time of exchange of shares, the existing board of directors of OECI resigned and the directors of Orbit were appointed to the board of OECI.

         Prior to the Company's acquisition of Orbit, the Company had no significant operations. This transaction was equivalent to the issuance of stock by OECI for the net assets of the Company of $63,117 cash accompanied by a recapitalization. The Company's assets were recorded at the carryover basis and no goodwill was recorded from the transaction. The Company's historical financial statements are a continuation of the financial statements of Orbit. The number and class of outstanding shares reported on July 31, 2001 are those of OECI. The number and class of outstanding shares reported on July 31, 2000 are those of Orbit.

--------------------------------------------------------------------------------

2.       Capital Assets

                                                                                 2001           2000
                                                           Accumulated       Net Book       Net Book
                                                 Cost     Amortization          Value          Value
                                           ----------     ------------     ----------     ----------

         Computer equipment                $   63,461       $   10,182     $   53,279     $   16,949
         Furniture and fixtures                23,823            1,476         22,347            961
         Network communication equipment    2,018,947          318,223      1,700,724        725,815
                                           ----------       ----------     ----------     ----------

                                           $2,106,231       $  329,881     $1,776,350     $  743,725
                                           ==========       ==========     ==========     ==========

--------------------------------------------------------------------------------

3.       Due to Shareholders

         The amount due to shareholders includes a loan of $326,250 which bears interest at 15% per annum and is due on demand after June 5, 2002. Included in accounts payable at year end is $6,642 in accrued interest related to this loan. The remaining balances are non-interest bearing and have no specific terms of repayment.

--------------------------------------------------------------------------------

4.       Share Capital

         (a)      Authorized

                   2,120,497  Non-voting retractable exchangeable share (2000 -
                              Nil)
                   Unlimited Non-voting First Preference share (2000 - Nil) 2,000,000 Preferred Stock par value $0.005 (2000 - Nil)
                  98,000,000  Common shares par value $0.005 (2000 - 20,000,000)

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

4.       Share Capital (continued)

                  On September 5, 2000 Orbit amended its articles of incorporation to create 2,120,497 non-voting exchangeable shares and an unlimited number of first preference shares. The exchangeable shares are entitled to a preference over the common shares and the preference shares with respect to the payment of dividends and the distribution of assets. The holders of exchangeable shares are entitled to receive dividends equivalent to dividends declared by OECI on its common shares. The holders are entitled at any time to require Orbit to retract any or all of the exchangeable shares by delivering one common share.

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

                  During the period, the shareholders approved by amendment to the Articles of Incorporation an increase in the number of authorized common shares from 20,000,000 to 98,000,000 and authorized a new class of 2,000,000 preferred stock, par value of $0.005 each.

                  In order to maintain the inherent value of their investment, holders of the company's exchangeable shares are currently in the process of exchanging their shares into common shares of the company, on a 1:1 basis. As of July 31, 2001, holders of 216,026 exchangeable shares have exchanged their shares for common shares.

                                                                          2001         2000
                                                                    ----------   ----------

         (b)      Issued and paid up

                  15,360,843 Common shares (2000 - 11,417,402)      $   86,327   $1,137,609
                                                                    ==========   ==========

         (c)      Stock Options

                  On April 12, 2001, the shareholders approved a Stock Incentive Plan, authorizing the granting of options and stock purchase rights to acquire up to 2,000,000 common shares of which 1,450,000 were granted on February 28, 2001 at an exercise price of $6.875, vesting 1/3 immediately, 1/3 after the first year and 1/3 after the second year. The options expire in 10 years. A total of 1,200,000 options were granted for consultants and directors for services other than director and subject to FAS 123. The calculation for the compensation is based on the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a weighted average volatility factor for the Company's share price of 71.0%, a weighted average risk free rate of 4.0% and a life of 10 years, except for the 750,000 options below a life of 90 days was used. A compensation expense of $1,097,400 has been recorded for the year ending July 31, 2001 and included in selling, general and administrative expenses.

                  Of the above outstanding options 750,000 relate to three former senior management personnel who left the Company in July 2001. Their options expire 90 days later.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

4.       Share Capital (continued)

         (d)      Warrants

                  Under the share exchange agreement (Note 1) the remaining 3,878,571 warrants of Orbit were exchanged for an equal number of warrants to acquire common shares of OECI. Each warrant entitles the holder thereof to acquire no later than February 20, 2001, one share of OECI's common stock at an exercise price of $0.875 per share.

                  On each of September 20, 2000, October 20, 2000, November 24, 2000, December 20, 2000 and January 31, 2001, 610,000 warrants were exercised for cash consideration of $533,750 respectively. On February 20, 2001, the final allotment of 828,571 warrants were exercised for cash consideration of $725,000.

--------------------------------------------------------------------------------

5.       Loss Per Common Share

         Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's commons stock outstanding. The exercise of the outstanding 1,450,000 options and 1,904,471 exchangeable shares would have an anti-dilutive effect on the loss per common share.

--------------------------------------------------------------------------------

6.       Income Taxes

         The Company has provided a full valuation allowance against deferred tax assets at July 31, 2001, due to uncertainties in the Company's ability to utilize its net operating losses.

         A reconciliation between income taxes provided at actual rates and at the basic rate of 42% (2000 - 43%) for federal and provincial taxes is as follows:

                                                         2001             2000
                                                  -----------      -----------

         Taxes at statutory rates                 $(2,014,000)     $  (259,000)
         Non-deductible compensation expense          461,000               --
         Valuation allowance                        1,553,000          259,000
                                                  -----------      -----------

                                                  $        --      $        --
                                                  ===========      ===========


         The right to claim the loss carry forwards of approximately $4,300,000 expire $600,000 in 2007 and $3,700,000 in 2008.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                                   (formerly New Hilarity, Inc.)
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2001
--------------------------------------------------------------------------------

7.       Supplemental Cash Flow Information

                                                              2001          2000
                                                         ---------     ---------

         (a)      Cash paid for interest                 $      --     $     585

         (b)      Non-cash transactions

                  Shares issued for services                    --       195,000
                  Shares to be issued reclassified to
                    share capital                           20,172            --

--------------------------------------------------------------------------------

8.       Related Party Transactions

         During the year, the Company paid management fees to a director and officer of the Company of $265,786 (2000 - $151,300), of which $10,000 was included in accounts payable at year end.

         Also, the Company paid $459,613 during 2001 under the Premises Sharing Agreement to a company controlled by senior management personnel see
         Note 9.

         The related party transactions are recorded at their exchange amount.

--------------------------------------------------------------------------------

9.       Subsequent Events

         (a) On September 7, 2001 the Company commenced a claim on action against an entity controlled by former senior management personnel and against former senior management personnel for $415,180. The Company believes this amount represents expenses charged to the Company in excess of what should have been charged under the Premises Sharing Agreement ("The Agreement"). The Agreement, between the Company and an entity controlled by these individuals, was for a five (5) year term commencing in or about September 2000 expiring May 2005. Under the Agreement most operating costs, including rent, were to be allocated equally to the Company and the entity controlled by these individuals.

                  Counsel for the Company considers it to be too early in the process of dealing with this claim to be able to determine the extent to which the Company will be successful in recovering this amount. Amounts recovered if any, will be recorded in the accounts when received.

         (b) On October 3, 2001, the entity controlled by former senior management personnel and individually former senior management personnel (see Note 9(a)) have issued a counter claim against the Company. The defendant in this action described in (a) has generally denied the allegations and asserting a counterclaim which seeks unpaid consulting fees during the year of $110,925 as well as enforcement of the commitments under the Premises Sharing Agreement for a total counterclaim in the sum of $546,808 plus expenses . Management is vigorously opposing these claims the outcome of which are indeterminable at this time and therefore have not been recorded in these financial statements.