Form 10QSB
period 2001-10-31
ORBIT E COMMERCE INC
filed 2001-12-21
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

100 Adelaide Street West
Suite 200
Toronto, Ontario, Canada M5H 1S3
(Address of Principal Executive Offices)

(416) 304-0694
(Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X              No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Common, $.005 par value per share: 16,559,643
outstanding as of December 1, 2001









     PART I - FINANCIAL INFORMATION

     ORBIT E-COMMERCE, INC.


     Index to Financial Information
     Period Ended October 31, 2001



Item                                             Page

Item 1 -  Financial Statements:

Consolidated Balance Sheets                      3

Consolidated Interim Statements
of Changes in Shareholders' Equity               4

Consolidated Interim Statements of Operations    5

Consolidated Interim Statements of Cash Flows    6

Notes to Consolidated
Interim Financial Statements                     7



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation          9





Orbit E-Commerce, Inc.
Consolidated Balance Sheets
(Expressed in United States dollars)
                         October 31,    July 31
                            2001          2001

(Unaudited)
Assets

Current
Cash and cash equivalents     $25,693   $ 40,552
Accounts receivable            42,622     18,077
GST receivable                    404     18,627
Prepaid expenses              120,435     71,953
                              189,154    149,209
Capital assets (Note 3)     1,816,818  1,776,350

                        $   2,005,972 $1,925,559


Liabilities and Shareholders' Equity

Current
Bank indebtedness       $     42,139        $    -
Accounts payable
and accrued liabilities    1,038,381       925,644
Accrued liabilities           48,863        81,277
Due to shareholders (Note 3) 523,517       351,144
Due to related party (Note 4) 72,327             -
                           1,725,227     1,358,065


Shareholders' Equity
Share capital issued
and paid up (Note 5)          86,327        86,327
Capital in excess
of par value               6,007,979     5,930,549
Cumulative translation
 adjustment                  (65,338)      (50,527)
Deficit                   (5,748,223)   (5,398,855)

                             280,745       567,494

                          $2,005,972   $ 1,925,559

See accompanying notes


Orbit E-Commerce, Inc
Consolidated Interim Statements of Changes in Shareholders' Equity (Expressed in United States dollars)
July 31, 2001 (Unaudited October 31, 2001)


                                                             Capital in
                         Exchangeable  Common    Paid up     Excess of
                         Shares        Shares    Amount      Par value

Balance,  July 31,2000      -      11,417,402   $1,137,609    $   -

For the period from
August 1, 2000 to
April 30, 2001
Issue of common shares
Warrants exercised
August 15,2000
for cash, $0.875            -         371,429      325,000        -
Recapitalization            -          -        (1,403,665)  1,403,665
Exchange of
common shares            2,120,497 (2,120,497)       -             -
Additional shares on
Reverse Take Over (Note 1)  -       1,597,912       7,990     55,127
Warrants exercised
September 20,2000, $0.875   -         610,000       3,050     530,700
Warrants exercised
October 20,2000, $0.875      -    610,000        3,050     530,700
Warrants exercised
November 24,2000, $0.875     -    610,000        3,050     530,700
Warrants exercised
December 20,2000, $0.875     -    610,000        3,050     530,700
Warrants exercised
January 31,2001, $0.875      -    610,000        3,050     530,700
Warrants exercised
February 20, 2001, $0.875    -    828,571        4,143     720,857
Exchange of shares      (216,026) 216,026          -          -
Options granted                                          1,097,400
Comprehensive loss
Net loss
Foreign currency
translation adjustment
Comprehensive loss

Balance,
July 31, 2001        1,904,471 15,360,843       86,327    5,930,549
Exchange of shares  (1,199,000) 1,199,000         -           -
Stock options               -        -            -          77,430
Net loss
Foreign currency
translation adjustment
Comprehensive loss
Balance,
October 31, 2001       705,471 16,559,843      $86,327   $6,007,979


                                       Other
                         Accumulated   Comprehensive      Comprehensive
                         Deficit       Loss         Total  Loss

Balance,  July 31,2000     $(602,508)  $(3,948)   $531,153

For the period from August
 1, 2000 to April 30, 2001
Issue of common shares
Warrants exercised
August 15,2000
for cash, $0.875                -         -        325,000
Recapitalization                -         -           -
Exchange of common shares       -         -           -
Additional shares on
Reverse Take Over (Note 1)      -         -         63,117
Warrants exercised
September 20,2000, $0.875       -         -        533,750
Warrants exercised
October 20,2000, $0.875         -         -        533,750
Warrants exercised
November 24,2000, $0.875        -         -        533,750
Warrants exercised
December 20,2000, $0.875        -         -        533,750
Warrants exercised
January 31,2001, $0.875         -         -        533,750
Warrants exercised
February 20, 2001, $0.875       -         -        725,000
Exchange of shares              -         -           -
Options granted                 -                1,097,400
Comprehensive loss
Net loss                   (4,796,347)    -      (4,796,347)  $(4,796,347)
Foreign currency
translation adjustment-                (46,579  )  (46,579)       (46,579)
Comprehensive loss                                            $(4,842,926)

Balance,  July 31, 2001    (5,398,855) (50,527)    567,494
Exchange of shares              -          -           -
Stock options                   -          -        77,430
Net loss                  (349,368)        -      (349,368)   $ (349,368)
Foreign currency
translation adjustment          -       (14,811)   (14,811)      (14,811)
Comprehensive loss                                            $  (364,179)

Balance, October
31, 2001                   $(5,748,223) $(65,338)  $280,745






(1) Shares issued to securities company for services in connection with raised financing issued at same per share price as corresponding financing.

See accompanying notes



Orbit E-Commerce, Inc.
Consolidated Interim Statements of Operations
(Expressed in United States dollars)
(Unaudited)

                             For the Period For the Period
                              Ended           Ended
                             October 31,    October 31,
                              2001            2000


Revenue
Long distance services     $    325,453        $    -


Expenses
Cost of communication
        services                478,162          81,830
Selling, general
     and administrative         182,941         412,103

                                661,103         493,933

Loss from operations           (335,650)       (493,933)

Interest expense                (13,782)            -

Interest income                      64             749

Net loss                       (349,368)       (493,184)


Net loss for the period    $   (349,368)    $  (493,184)

Basic and fully diluted
loss per share (Note 5)    $      (0.02)    $     (0.04)

Weighted average
number of shares             15,960,343      11,550,470

See accompanying notes


Orbit E-Commerce, Inc.
Consolidated Interim Statements of Cash Flows
(Expressed in United States dollars)
     (Unaudited)

                               For the Period  For the Period
                                   Ended,       Ended
                                October 31,     October 31,
                                   2001         2000

Cash used in
Operating activities
Net loss for the period           $(349,368)     $(493,184)
Adjustments to reconcile
net loss to net cash
provided by operating activities:
Amortization                         90,150         62,105
Compensation expense                 77,430             -
Changes in assets
and liabilities relating
to operations
GST receivable                       18,223        (29,210)
Accounts receivable                 (24,545)            -
Accounts payable
and accrued liabilities              52,854        178,020
Prepaid expenses                    (48,482)       (53,844)

                                   (183,738)      (336,113)

Investment activities
Purchase of capital assets         (130,618)      (981,620)

Financial activities
Proceeds from capital shares issued     -        1,201,690
Advances from shareholders          184,067             -
Advances from related parties        72,327             -

                                    298,533      1,201,690

Effect of exchange rate
changes on cash                         964          9,160

Net decrease in cash and cash
equivalents during the period       (14,859)      (106,883)

Cash and cash equivalents,
beginning of period                  40,552        357,178

Cash and cash equivalents,
end of period                   $    25,693      $ 250,295

Represented by
Cash                            $    13,045      $ 250,295
Short term deposits                  12,648             -

                                $    25,693      $ 250,295

Supplemental Cash Flow Information
Cash paid for interest          $     1,758      $      -


See accompanying notes


Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars
(Unaudited)
October 31, 2001

The financial information for the period ended October 31, 2001 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated Company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period.
The results of operations for the period ended October 31, 2001 are not necessarily indicative of the results to be expected for a full year.

The financial statements do not include certain information included in the Company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 10-K SB dated November 13, 2001.


1.   Nature of Operations

     In the beginning of the fourth quarter 2001, the Company
began at a measured pace, to market and sell its communication
services to residential customers.   The Company is no longer
in the development stage.


2.        Capital Assets
                                             October 31, July 31,
                                               2001      2001
                                Accumulated    Net Book  Net Book
                         Cost   Amortization   Value     Value

     (Unaudited)
Computer equipment      $63,461  $ 14,178   $49,283   $    53,279
Furniture and fixtures   23,823     2,594    21,229        22,347
Network communication
equipment          2,149,664    403,358   1,746,306   1,700,724

               $   2,236,948  $ 420,130  $1,816,818  $1,776,350



3.        Due to Shareholders

The amount due to shareholders includes a loan of $314,450 which bears interest at 15% per annum and is due on demand after June 5, 2002. The remaining balances are non-interest bearing and have no specific terms of repayment.


4.        Due to Related Party

The amount due to a person related to a director and officer of the Company, is a loan bearing interest at 10% per annum, calculated and payable monthly and matures on October 2, 2003.



Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
October 31, 2001

5.   Share Capital

     (a)  Authorized

2,120,497 Non-voting retractable exchangeable share (2000
          - Nil)
Unlimited Non-voting First Preference share (2000 - Nil)
2,000,000 Preferred Stock par value $0.005 (2000 - Nil)
98,000,000 Common shares par value $0.005 (2000 -
            20,000,000)

                            October 31,    July 31,
                                 2001       2001
     (Unaudited)
     (b)  Issued and paid up

16,559,843     Common shares
(July 31, 2001 - 15,360,843)  $86,327  $     86,327

     (c)  Stock Options

During the period, 750,000 of the outstanding options relating to three former senior management personnel who left the Company in July 2001 expired.
During the period, the Company recorded an additional compensation expense of $77,430 which has been included in the selling, general and administrative expense.


6.        Income Taxes

The Company has provided a full valuation allowance against deferred tax assets at October 31, 2001, due to uncertainties in the Company's ability to utilize its net operating losses.


7.   Related Party Transactions

     During the period, the Company paid management fees to a director and officer of the Company of $48,874.

     The related party transactions are recorded at their exchange amount.


8.   Legal Proceedings

On October 27, 2001, Free Orbit Inc. and Non Orbit Inc. each as trustee for J. Gordon McMehen and Daniel N. Argiros (former Directors and Officers), commenced an action in the United States District Court for the District of Colorado against the Company, its Directors and transfer agent (the "Colorado Action"). Such Action was based upon the plaintiffs' desire to transfer shares and remove a restrictive legend from their certificates and the Company's refusal to grant authority to the sale of any such shares insofar that such shares are presently at issue in Argiros-McMehen Action. Subsequently, the Colorado Action has been dismissed by all the parties.

Further to Note 9 to the audited financial statements as at July 31, 2001, the Argiros-McMehen Action and Conundrum Action are presently subject to court ordered mediation. Other than the foregoing, there have been no material changes in any of the legal proceedings.

The Company believes the outcome of the foregoing matters which are pending are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.













Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Orbit E-Commerce, Inc. for its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's need for long term financing, the Company's limited operating history, rapid technological changes in the internet telephony market and the other factors discussed below under "Uncertainties and Risk Factors". Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.

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

Orbit was incorporated on October 7, 1999 in Ontario, Canada. Though the third quarter of fiscal 2001, the Company's efforts were devoted to the development of its Voice over Internet Protocol ("VoIP") Canadian network and raising capital.
During the first three quarters of the 2001 fiscal year, the Company successfully completed its VoIP network across Canada in 12 locations between Vancouver and Montreal. Accordingly, through the end of fiscal 2001, Orbit was considered to be in the development stage. The Company's past development activities consisted of the deployment of its VoIP long distance services around the world as well as developing different communications solutions utilizing its VoIP technology.

Orbit now provides individuals in Canada with next generation Internet services that include V.90 Internet access, phone-to-phone VoIP long distance, as well as E-mail, and web site hosting services. It intends to provide the same services in the United States in the near future. Orbit's VoIP service, which is included in a low monthly flat rate bundle of Internet services, enables subscribers to call between points on Orbit's network as well as to off-network destinations in Canada and the Continental United States utilizing their own telephones. Orbit intends to market its services directly to commercial enterprises and to residential markets as well as indirectly through traditional Internet Service Providers, prepaid long distance calling card companies and others. No assurance can be given that Orbit's business will prove to be successful or that it will be able to operate profitably.

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

Results of Operations

The Company reported revenue from operations for the quarter ended October 31, 2001 of approximately $325,000 as a result sales of services to subscribers. The Company had no revenue for the period ended October 31, 2000.

Expenses were approximately $661,000 for the quarter ended October 31, 2001 and were comprised primarily of costs associated with establishing and developing the Company's communications services and selling, general and administrative expenses. This compared to expenses of approximately $494,000 for the period ended October 31, 2000. The increase was primarily attributable to an increase in cost of communication services offset by a reduction in selling, general and administrative expenses. For the quarter ended October 31, 2001, the Company recognized cost of communication services of approximately $478,000 compared to cost of communication services of approximately $82,000 for the period ended October 31, 2000, an increase of approximately $396,000. For the quarter ended October 31, 2001, the Company had selling, general and administrative expenses of approximately $183,000 compared to approximately $412,000 for the period ended October 31, 2000, a decrease of approximately $229,000. For the quarter ended October 31, 2001, the Company recognized an expense of approximately $77,000 in connection with the issuance of options which expense was included in selling, general and administrative expenses.

For the quarter ended October 31, 2001, the Company had a net loss of approximately $349,000 compared to a net loss of approximately $494,000 for the period ended October 31, 2000. The decrease in net loss is primarily due to the Company's success in generating revenue from sales of its VoIP services and a decrease in certain selling and marketing expenses.

Beginning in the fourth quarter 2001, Orbit began, at a measured pace, to market and sell its communication services to residential customers. Orbit will be making its services available to small and medium sized businesses and in special areas to large businesses in the near future.

Orbit now has approximately five thousand subscribers in Canada and management believes the Canadian operations are on the way to becoming a commercial success. Orbit has current capacity of approximately 25 million minutes per month across its Canadian network, and this capacity can be scaled up on demand. The subscriber retention rate is proving to be extremely high, and the average monthly billing is CDN$36.00 per subscriber. The Company is planning to accelerate its marketing and sales activity in Canada, and as discussed below will soon be entering the United States with its communication services.

During the latter half of fiscal 2001, discussions took place between IBM and Orbit with the object of forming a partnership among Orbit, IBM and Cisco, to establish Orbit's VoIP network throughout the United States with Points of Presence (PoP's) residing in IBM premises.

The agreement with IBM has now been completed and the first PoP is to be located in Newark, New Jersey by the end of January 2002. In addition, Orbit is negotiating an agreement with a sales and marketing group in the United States experienced in selling telecommunication services. If the agreement is completed, this group will market Orbit's services in the United States as PoP's are deployed. Market research indicates that Orbit communication services can be sold profitably at very competitive prices in the United States market.

The communication services currently offered by the Company are internet dial up access, phone-to phone VoIP long distance calling, E-mail and Website hosting. Orbit delivers long distance calls at very competitive rates to over 100 cities around the world. Services soon to be added are pre-paid calling cards and video conferencing. Orbit's technology platform supports the pre-paid calling card service and video conferencing over Orbit's VoIP network and has been tested successfully.

Liquidity and Capital Resources

On October 31, 2001, the Company had cash of approximately $26,000 and a working capital deficit of approximately $1,536,000, which represented an increase in working capital deficit of approximately $327,000 from July 31, 2001. The increase in the Company's working capital deficit is primarily due to increases in accounts payable and loans from shareholders and related parties.

Cash used in operating activities was approximately $184,000 for quarter ended October 31, 2001 compared to approximately $336,000 for the period ended October 31, 2000. For the quarter ended October 31, 2001, the Company obtained approximately $299,000 from financing activities compared to approximately $1,202,000 from financing activities in the period ended October 31, 2000. The Company realized a decrease in financing activities as there was no requirement for major capital expenditures.

The continued operations are dependent upon the Company's ability to obtain long term financing and achieve profitable levels of operations. In the quarter ending October 31, 2001, the Company raised short term operating funds and signed an agreement to raise long term equity capital for its planned expansion into the United States. In addition, management is currently negotiating an agreement with a telecommunications marketing sales organization in the United States to sell its products in both Canada and the United States. If these financing and marketing arrangements are successfully completed, it is expected that the Company will have sufficient cash for the next 12 months of operations and such arrangements should provide a significant increase in revenue and profitability. No assurance can be given, however, that these financing and marketing arrangements will be successfully completed, or if successfully completed, that such will result in increases in revenue and profitability.

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

LIMITED OPERATING HISTORY. Orbit commenced its business in October 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its principal products and raising capital. In its Annual Report on Form 10-KSB for the year ended July 31, 2001, the Company is described as a development stage company. While this is accurate for the first three quarters of the fiscal year, the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 saw the company move from "development stage" to commercial operations. During the quarter ended October 31, 2001, the Company was successful in producing revenues of approximately $326,000 compared with zero revenue in the corresponding quarter of the prior year.

NET LOSSES; NEED FOR LONG TERM FINANCING. The Company has incurred net losses since inception of approximately $5,748,000 as at October 31, 2001, and has a working capital deficiency of approximately $1,536,000. Continued operations are dependent upon the Company's ability to obtain long term financing and achieve profitable levels of operations. During the quarter ending October 31, 2001, the Company raised additional short term operating funds and has signed an agreement to raise long term equity capital for its planned expansion into the United States. In addition, management is currently negotiating an agreement with a telecommunications marketing sales organization in the United States to sell its products in both Canada and the United States. If these financing and marketing arrangements are successfully completed, it is expected that the Company will have sufficient cash for the next 12 months of operations and such arrangements should provide a significant increase in revenue and profitability. No assurance can be given, however, that these financing and marketing arrangements will be successfully completed, or if successfully completed, that such will result in increases in revenue and profitability.

EVALUATING OUR BUSINESS FUTURE IS DIFFICULT BECAUSE WE DO NOT
HAVE A LONG OPERATING HISTORY.   Orbit was formed in October
1999 and has a limited operating history. As a result, we do not have an operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the market in which the Company operates. In addition, there are various barriers to entry to the VoIP network industry and for those who wish to establish networks using Orbit's model. These barriers include but are not limited to the following:

* The need to develop software systems to connect off-the-shelf network components;
* The need to develop software systems for overall network management;
* The need to identify carriers willing to co-operate in providing co-location facilities and fibre access and to negotiate complex carrier and co-location agreements;
* The need to manage the revenue impact of introducing VoIP technology along side of legacy technologies; and
* The need to develop an understanding of local regulatory issues in target jurisdictions.

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

GOVERNMENT REGULATION. On October 22, 1998, the Canadian Radio-Television and Telecommunications Commission (CRTC) issued a Public Notice (Telecom Public Notice 98-17) in which it decided to forebear from regulating telephone companies' Internet Services, a policy that is consistent with telecommunications regulations in the United States.
Regulatory treatment of Internet telephony outside of the United States varies from country to country. There can be no assurance that there will not be interruptions in Internet telephony in these and other foreign countries. Interruptions or restrictions on the provision of Internet telephony in foreign countries may adversely affect the Company's ability to continue to offer services in those countries, resulting in a loss of customers and revenues.

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

MARKET FOR COMMON STOCK; VOLATILITY OF THE STOCK PRICE.   The
Company cannot ensure that an active trading market will exist in the future. However, even if the trading market for the common stock continues to exist, the price at which the shares of Common Stock trade may be subject to significant volatility. The market for the Common Stock may be influenced by many factors, including the depth and liquidity of the market for the Company's Common Stock, investor perceptions of the Company, and general economic and similar conditions.

LISTING STATUS. The Company's common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any investor desires to dispose of any shares of the Company's Common Stock.

ABSENCE OF DIVIDENDS.   The Company has never declared or paid
any cash dividends on its Common Stock and does not currently intend to pay cash dividends on its Common Stock in the foreseeable future.

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



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

Reference is made to the Company's Form 10-KSB for the year ended July 31, 2001 and the financial statements included therein and in particular to Part I, Item 3 and Note 9 to the financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on litigation involving two former officers and directors of the Company.

As to the progress of these cases to date, the Colorado Action has been dismissed by all of the parties, and the Argiros-McMehen Action and Conundrum Action are presently subject to court ordered mediation. Other than the foregoing, there have been no material changes in any of the legal proceedings.

The Company believes the outcome of the foregoing matters which are pending are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.        Changes in Securities.

               None.


Item 3.        Defaults Upon Senior Securities.

               None.


Item 4.        Submission of Matters to a Vote of
               Security-Holders.

               None.


Item 5.        Other Information.

               None.


Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

               There are no exhibits applicable to this Form
               10-QSB.

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended October 31, 2001.

               Form 8-K dated September 7, 2001. Items reported: 5. Commencement of litigation involving two former officers and directors.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ORBIT E-COMMERCE, INC.
                             (Registrant)


Dated: December 21, 2001     By:/s/ Douglas C. Lloyd
                             Douglas C. Lloyd,
                             President and Chief Executive
                             Officer


Dated: December 21, 2001     By:/s/ Donald G. Payne
                             Donald G. Payne,
                             Chief Financial Officer
                             (Principal Accounting and
                             Financial Officer)