Form 10QSB/A
period 2001-10-31
ORBIT E COMMERCE INC
filed 2002-01-07
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

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




EXPLANATORY NOTE

     Orbit E-Commerce, Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report of Form 10-QSB for the quarter ended October 31, 2001 soley for the purpose of adding a line item entitled "Bank Indebtedness" under the category "Financial activities" in the Consolidated
Interim Statements of Cash Flows which line item was inadvertently omitted in the original filing. The amount of such Bank indebtedness was included in the total amount of Financial activities reported in the original filing but such line item was simply omitted. Therefore, the total amount of Financial activities for the period ended October 31, 2001 and October 31, 2000 as originally reported is not effected by this amendment.








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

See accompanying notes


Orbit E-Commerce, Inc.
Consolidated Interim Statements of Cash Flows
(Expressed in United States dollars)
     (Unaudited)

                               For the Period  For the Period
                                   Ended,       Ended
                                October 31,     October 31,
                                   2001         2000

Cash used in
Operating activities
Net loss for the period           $(349,368)     $(493,184)
Adjustments to reconcile
net loss to net cash
provided by operating activities:
Amortization                         90,150         62,105
Compensation expense                 77,430             -
Changes in assets
and liabilities relating
to operations
GST receivable                       18,223        (29,210)
Accounts receivable                 (24,545)            -
Accounts payable
and accrued liabilities              52,854        178,020
Prepaid expenses                    (48,482)       (53,844)

                                   (183,738)      (336,113)

Investment activities
Purchase of capital assets         (130,618)      (981,620)

Financial activities
Proceeds from capital shares issued     -        1,201,690
Advances from shareholders          184,067             -
Advances from related parties        72,327             -
Bank Indebtedness                    42,139             -

                                    298,533      1,201,690

Effect of exchange rate
changes on cash                         964          9,160

Net decrease in cash and cash
equivalents during the period       (14,859)      (106,883)

Cash and cash equivalents,
beginning of period                  40,552        357,178

Cash and cash equivalents,
end of period                   $    25,693      $ 250,295

Represented by
Cash                            $    13,045      $ 250,295
Short term deposits                  12,648             -

                                $    25,693      $ 250,295

Supplemental Cash Flow Information
Cash paid for interest          $     1,758      $      -


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


                             ORBIT E-COMMERCE, INC.
                             (Registrant)


Dated: January 7, 2002       By:/s/ Douglas C. Lloyd
                             Douglas C. Lloyd,
                             President and Chief Executive
                             Officer


Dated: January 7, 2002       By:/s/ Donald G. Payne
                             Donald G. Payne,
                             Chief Financial Officer
                             (Principal Accounting and
                             Financial Officer)