Form 10QSB
period 2002-01-31
ORBIT E COMMERCE INC
filed 2002-03-25
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Common, $.005 par value per share: 16,749,843
outstanding as of January 31, 2002








     PART I - FINANCIAL INFORMATION

     ORBIT E-COMMERCE, INC.


     Index to Financial Information
     Period Ended January 31, 2002



Item                                             Page

Item 1 -  Financial Statements:

Consolidated Balance Sheets                      3

Consolidated Interim Statements
of Changes in Shareholders' Equity               4

Consolidated Interim Statements of Operations    5

Consolidated Interim Statements of Cash Flows    6

Notes to Consolidated
Interim Financial Statements                     7



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation          10







Orbit E-Commerce, Inc.
Consolidated Balance Sheets
(Expressed in United States dollars)

                            January 31,       July 31
                             2001             2001

(Unaudited)

Assets

Current
Cash                        $ 17,281         $    40,552
Accounts receivable           24,841              18,077
GST receivable                25,823              18,627
Prepaid expenses              92,563              71,953

                             160,508             149,209
Capital assets (Note 2)    1,720,383           1,776,350

                         $ 1,880,891      $    1,925,559


Liabilities and Shareholders' Deficit

Current
Accounts payable
and accrued liabilities  $ 1,510,143      $    1,006,921
Due to share-
holders (Note 3)             602,885             351,144
Due to related
party (Note 4)                59,719                  -

                           2,172,747           1,358,065


Shareholders' Deficit
Share capital issued
and paid up (Note 5)          87,277              86,327
Capital in excess
of par value               5,589,136           5,930,549
Cumulative translation
adjustment                   (16,075)            (50,527)
Deficit                   (5,952,194)         (5,398,855)

                            (291,856)            567,494

                        $  1,880,891      $    1,925,559



Orbit E-Commerce, Inc
Consolidated Interim Statements of Changes in Shareholders' Equity (Expressed in United States dollars)
July 31, 2001 (Unaudited January 31, 2002)





                                                            Capital in
                        Exchangeable  Common    Paid up     Excess of
                        Shares        Shares    Amount      Par value




Balance,  July 31, 2001  1,904,471   15,360,843 $86,327    $5,930,549

For the period from
August 1, 2001
to January 31, 2002

Exchange of shares       (1,199,000)  1,199,000      -            -
Stock options                    -           -       -        77,430
Stock options forfeited                                     (557,893)
Shares issued from treasury      -      190,000    950       139,050
Net loss

Foreign currency
translation adjustment                                              -
Comprehensive loss

Balance, January 31, 2002   705,471  16,749,843 $87,277    $5,589,136



                                     Other
                         Accumulated Comprehensive         Comprehensive
                         Deficit     Loss       Total      Loss



Balance,  July 31, 2001 $(5,398,855) $(50,527)  $ 567,494

For the period
from August 1, 2001
to January 31, 2002

Exchange of shares               -         -           -
Stock options                    -         -       77,430
Stock options forfeited          -         -     (557,893)
Shares issued from treasury      -         -      140,000
Net loss                   (553,339)       -     (553,339) $ (553,339)
Foreign currency
translation adjustment           -     34,452      34,452      34,452
Comprehensive loss                                         $ (518,887)

Balance,
January 31, 2002        $(5,952,194) $(16,075)  $(291,856)




See accompanying notes




Orbit E-Commerce, Inc.
Consolidated Interim Statements of Operations
(Expressed in United States dollars)
(Unaudited)





                     For the Three  For the Six    For the Three  For the Six
                     Months Ended   Months Ended   Months Ended   Months Ended
                     January 31     January 31     January 31     January 31
                     2002           2002           2001           2001





Revenue
Long distance services  $395,205     $685,837      $    -        $    -


Expenses
Cost of communication
services                 478,536      771,596        296,742        369,869
Selling, general and
administrative
(net recovered)
(Note 5c)               (173,200)     246,884        633,437        991,521
Amortization              88,606      178,906         67,234        129,339

                         393,942     1,197,386       997,413      1,490,729

Earnings (loss)
from operations            1,263     (511,549)      (997,413)    (1,490,729)

Interest expense         (38,112)     (41,899)        (1,154)        (1,771)

Interest income               81          109          5,463          6,212

Net loss                 (36,768)    (553,339)      (993,104)    (1,486,288)

Other comprehensive
earnings (loss)
Foreign currency
translation adjustment    95,792       34,452        (19,469)       (10,307)

Net comprehensive
earnings (loss)           59,024     (518,887)     (1,012,573)    (1,496,595)


Net loss for the period  (36,768)    $(553,339)      (993,104)   $(1,486,288)

Basic and fully
diluted loss per share     $-        $  (0.03)       $   (.07)   $     (0.12)

Weighted average
number of shares        16,689,952   16,331,691     13,242,116     12,524,902





Orbit E-Commerce, Inc.
Consolidated Interim Statements of Cash Flows
(Expressed in United States dollars)
     (Unaudited)


                                      For the Six    For the Six
                                      Months Ended   Ended
                                      January 31     January 31
                                      2002           2001

Cash used in
Operating activities
Net loss for the period           $     (553,339)   $    (1,486,288)
Adjustments to reconcile
net loss to net cash
provided by operating activities:
Amortization                              178,906           129,339
Compensation expense recovered           (480,463)               -
Changes in assets and liabilities relating
to operations
GST receivable                             (7,196)         (114,351)
Accounts receivable                        (6,764)               -
Accounts payable and accrued liabilities  503,222          (233,473)
Prepaid expenses                          (20,610)           16,999

                                         (386,244)       (1,687,774)

Investment activities
Purchase of capital assets               (122,939)       (1,175,145)

Financial activities
Proceeds from capital shares issued       140,000         3,036,695
Advances from shareholders                251,741                -
Advances from related parties              59,719                -
Bank indebtedness                              -                 -

                                          451,460         3,036,695

Effect of exchange rate changes on cash    34,452           (10,307)

Net change in cash during the period      (23,271)          163,469

Cash, beginning of period                  40,552           357,178

Cash, end of period                     $  17,281         $ 520,647

Supplemental Cash Flow Information
Cash paid for interest                  $   8,424         $   1,771




Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
January 31, 2002

The financial information for the period ended January 31, 2002 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated Company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended January 31, 2002 are not necessarily indicative of the results to be expected for a full year.

The financial statements do not include certain information included in the Company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 10-K SB dated November 13, 2001.

1.   Nature of Operations

     In the beginning of the fourth quarter 2001, the Company began at a measured pace, to market and sell its communication services to residential
customers.   The Company is no longer in the development stage and
continues to market its services.


2.        Capital Assets
                                                  January 31   July 31
                                                  2002         2001
                                   Accumulated    Net Book     Net Book
                             Cost  Amortization   Value        Value

                                                  (Unaudited)
Computer equipment         $63,461    $17,880     $45,581      $53,279
Furniture and fixtures      23,823      3,832      19,991       22,347
Network communication
equipment                2,141,986    487,175   1,654,811    1,700,724

                        $2,229,270   $508,887  $1,720,383   $1,776,350


3.  Due to Shareholders

The amount due to shareholders includes loans of $589,000 which bear interest at rates between 10% and 15% per annum and are due on demand after June 5, 2002. The remaining balances are non-interest bearing and have no specific terms of repayment.


4.  Due to Related Party

The amount due to a person related to a director and officer of the Company, is a loan bearing interest at 10% per annum, calculated and payable monthly and matures on October 2, 2003.




Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
January 31, 2002

5.   Share Capital

(a)  Authorized

          2,120,497 Non-voting retractable exchangeable share
          Unlimited Non-voting First Preference share
          2,000,000 Preferred Stock par value $0.005
          98,000,000     Common shares par value $0.005

                                  January 31     July 31
                                  2002           2001

                                  (Unaudited)
(b)  Issued and paid up

 16,749,843 Common shares
 (July 31, 2001 - 15,360,843)     $ 87,227      $ 86,327

During the first quarter 1,199,000 exchangeable shares were exchanged for an equivalent number of Common shares.

During the second quarter 190,000 common shares were issued for a cash consideration of $140,000.


     (c)  Stock Options

There are no stock options outstanding. During the period the company cancelled its stock option plan and all outstanding stock options that did not vest. As a result, these statements include a recovery of compensation expense recorded in prior periods, in the amount of $557,893.


6. Income Taxes

The Company has provided a full valuation allowance against deferred tax assets at January 31, 2002, due to uncertainties in the Company's ability to utilize its net operating losses.


7. Lease Commitments

a) The company leases its premises on a gross basis of approximately $5,100 per month for a period expiring in June,2002.

b) During the period the company entered into a lease for computer server equipment in the amount of $17,600 per month, for a period expiring December,2006.


8.   Related Party Transactions

     During the six month period the Company paid management fees to a director and officer of the Company of $98,345 (2000 - $337,179).

     The related party transactions are recorded at their exchange amount.



Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
January 31, 2002

9.   Legal Proceedings

a) On September 7, 2001 the Company commenced a claim on action against former senior management personnel for $402,500. The Company believes this amount represents expenses charged to the Company in excess of what should have been charged under a Premises Sharing Agreement ("The Agreement").
The Agreement, between the Company and an entity controlled by these individuals, was for a five (5) year term commencing in or about September 2000 and expiring May 2005. The Agreement split most operating costs, including rent, half to the Company and half to the entity controlled by these individuals.

Counsel for the Company considers it to be too early in the process of dealing with this claim to be able to determine the extent to which the Company will be successful in recovering this amount. Amounts recovered if any, will be recorded in the accounts when received.

On October 3, 2001, the former senior management personnel (see above) issued a counter claim against the Company. Their claim alleged unpaid consulting fees during the period of $170,000 as well as enforcement of the commitments under the Premises Sharing Agreement. Management is vigorously opposing these claims the outcome of which are indeterminable at this time and therefore have not been recorded in these financial statements.

b) On October 27, 2001, Free Orbit Inc. and Non Orbit Inc. each as trustee for J. Gordon McMehen and Daniel N. Argiros (former Directors and Officers), commenced an action in the United States District Court for the District of Colorado against the Company, its Directors and transfer agent (the "Colorado Action"). Such Action was based upon the plaintiffs' desire to transfer shares and remove a restrictive legend from their certificates and the Company's refusal to grant authority to the sale of any such shares insofar that such shares are presently at issue in Argiros-McMehen Action. Subsequently, the Colorado Action has been dismissed by all the parties.

The Argiros-McMehen Action and Conundrum Action went to court ordered mediation during this period. Such mediation resulted in the actions being settled in principle although the final terms of the settlement have not been resolved to date. No assurance can be given that the matters will be resolved on terms acceptable to the Company or at all. Other than the foregoing, there have been no material changes in any of the legal proceedings.

The Company believes the outcome of the foregoing matters which are pending are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.


10.  Subsequent Events

The Company has continued to raise short term operating capital during the period, in the amount of $238,500. In addition, the company has a signed agreement with a lender, dated March 22,2002, to provide the Company with a further $1.1Million to be advanced over the next several weeks.






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

     Orbit was incorporated on October 7, 1999 in Ontario,
Canada.   Through the third quarter of fiscal 2001, the
Company's efforts were devoted to the development of its Voice over Internet Protocol ("VoIP") Canadian network and raising
capital.   During the first three quarters of the 2001 fiscal
year, the Company successfully completed its VoIP network across Canada in 12 locations between Vancouver and Montreal. Accordingly, through the end of fiscal 2001, Orbit was considered to be in the development stage. The Company's past development activities consisted of the deployment of its VoIP long distance services around the world as well as developing different communications solutions utilizing its VoIP technology.

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

Results of Operations

     The Company reported revenue from operations for the three and six months ended January 31, 2002 of approximately $395,000 and $686,000, respectively, as a result of sales of services to subscribers. The Company had no revenue for the three and six months ended January 31, 2001.

     Expenses were approximately $394,000 and $1,197,000 for the three and six months ended January 31, 2002 as compared to expenses of approximately $997,000 and $1,494,000 for the three and six months ended January 31, 2001. Expenses were comprised primarily of costs associated with establishing and developing the Company's communications services and selling, general and administrative expenses. The decrease in expenses for the quarter ended January 31, 2002 as compared to the comparable period of the prior fiscal year was primarily due to a recovery recognized in the quarter ended January 31, 2002 of compensation expense of approximately $558,000 resulting from a cancellation of the Company's stock option plan and all outstanding stock options that did not vest. As a result, selling, general and administrative expenses for the quarter ended January 31, 2002
(net recovered) were approximately $(173,000) compared to selling, general and administrative expenses of approximately $633,000 for the quarter ended January 31, 2001. For the six months ended January 31, 2002, the Company had selling, general and administrative expenses of approximately $247,000 compared to selling, general and administrative expenses of approximately $$995,000 for the six months ended January 31, 2001. This decrease was also primarily due to the recovery recognized in the quarter ended January 31, 2002 of compensation expense resulting from the aforesaid cancellation of the stock options. Cost of communication services increased to approximately $479,000 and $772,000 for the three and six months ended January 31, 2002 compared to approximately
$297,000 and $370,000 for the three and six months ended
January 31, 2001.

     For the quarter ended January 31, 2002, the Company had a net loss of approximately $39,000 compared to a net loss of approximately $993,000 for the quarter ended January 31, 2001. For the six months ended January 31, 2002, the Company had a net loss of approximately $552,000 compared to a net loss of approximately $1,486,000 for the six months ended January 31, 2001. This significant decline in net loss is primarily due to the Company moving from a development stage to a commercial stage offering communication services to an increasing subscriber base.

     The Company now has approximately five thousand subscribers in Canada and management believes the Canadian operations are on the way to becoming a commercial success. The Company has current capacity of approximately 25 million minutes per month across its Canadian network, and this capacity can be scaled up on demand. The subscriber retention rate is proving to be extremely high, and the average monthly billing is CDN$36.00 per subscriber. The Company is planning to accelerate its marketing and sales activity in Canada, and the United States as discussed below.

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

     During the quarter ended January 31, 2002, an agreement was signed with IBM for the Company to locate its points of presence (POPs) in the United States and in several international locations on IBM premises. IBM will test, install and maintain the Company's communication equipment at these sites. The plan is to have at least 40 POPs installed in large urban centers in approximately 18 months.

     The first POP was installed in Newark, New Jersey in January 2002 to serve the greater New York City area and is now operational. Under the terms of the agreement, the Company will pay IBM a monthly fee for each POP location. This fee amounts to only a fraction of the cost the Company would incur if it set up its own locations. Another major advantage of the agreement is the 24 hour "security" of the equipment maintenance provided by IBM.

     Also, during the quarter ended January 31, 2002, the Company was successful in completing an agreement with a highly experienced multi-level sales and marketing group in the United States to distribute services in both Canada and the United States. This group is to begin selling the Company's services as soon as each POP is put in place. The Company will wholesale its services to this group and will thus avoid the direct high costs, risks and management responsibility of setting up its own sales organization.

     Orbit has incorporated a wholly-owned operating subsidiary in the United States called Orbit America Inc.
through which it will conduct its US business. Each POP established in the United States will be managed on a profit center basis.

Liquidity and Capital Resources

     On January 31, 2002, the Company had cash of approximately $17,000 and a working capital deficit of approximately $2,011,000, which represented an increase in working capital deficit of approximately $802,000 from July 31, 2001. The increase in the Company's working capital deficit is primarily due to increases in accounts payable and loans from shareholders and related parties.

     Cash used in operating activities was approximately $385,000 for the six months ended January 31, 2002 compared to approximately $1,688,000 for the six months ended January 31, 2001. For the six months ended January 31, 2002, the Company obtained approximately $451,000 from financing activities compared to approximately $3,037,000 from financing activities in the six months ended January 31, 2001.

     The continued operations are dependent upon the Company's ability to obtain long term financing and achieve profitable levels of operations. In the six months ended January 31, 2002, the Company raised short term operating funds from sales of equity securities and shareholder loans. In the quarter ended January 31, 2002, the Company signed an agreement with a venture capital banking firm to assist the Company in raising long term equity capital for a planned expansion into the United States. As a result of such firm's efforts, the Company has recently made presentations to raise substantial equity capital to two large venture capital firms in the United States. The firms are now conducting intensive reviews of the Company's proposals. If the Company is successful in this endeavor for which no assurance can be given, it will have adequate funds to finance its planned expansion into the United States and achieve a significant increase in revenue. As discussed above, the Company has also concluded an agreement with a highly experienced multi-level sales and marketing group in the United States to distribute the Company's services in both Canada and the United States. Although no assurance can be given, if successful, this activity should significantly increase revenues.

     During the quarter ending April 30, 2002, the Company is continuing to raise short-term operating capital. In this quarter, $239,000 has been raised and an agreement dated March 22, 2002 has been signed with a lender to provide the Company with a further $1.1 million to be advanced over the next several weeks. No assurance can be given, however, that these financing and marketing arrangements will be successfully completed, or if successfully completed, that such will result in increases in revenue and profitability.

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

LIMITED OPERATING HISTORY. Orbit commenced its business in October 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its principal products and raising capital. In its Annual Report on Form 10-KSB for the year ended July 31, 2001, the Company is described as a development stage company. While this is accurate for the first three quarters of the fiscal year, the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 saw the Company move from "development stage" to commercial operations. During the six months ended January 31, 2002, the Company was successful in producing revenues of approximately $686,000 compared with zero revenue in the corresponding period of the prior year.

NET LOSS; NEED FOR LONG TERM FINANCING. For the six months ended January 31, 2002, the Company incurred a net loss of approximately $552,000, and, as at January 31, 2002, has a working capital deficiency of approximately $2,011,000. Continued operations are dependent upon the Company's ability to obtain long term financing and achieve profitable levels of operations. In the six months ended January 31, 2002, the Company raised short term operating funds from sales of equity securities and shareholder loans. In the quarter ended January 31, 2002, the Company signed an agreement with a venture capital banking firm to assist the Company in raising long term equity capital for a planned expansion into the United States. As a result of such firm's efforts, the Company has recently made presentations to raise substantial equity capital to two large venture capital firms in the United States. The firms are now conducting intensive reviews of the Company's proposals. The Company has also concluded an agreement with a highly experienced multi-level sales and marketing group in the United States to distribute the Company's services in both Canada and the United States. Although no assurance can be given, if successful, this activity should significantly increase revenues. If these financing and marketing arrangements are successfully completed, it is expected that the Company will have sufficient cash for the next 12 months of operations and such arrangements should provide a significant increase in revenue and profitability. No assurance can be given, however, that these financing and marketing arrangements will be successfully completed, or if successfully completed, that such will result in increases in revenue and profitability.

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

As to the progress of these cases to date, the Colorado Action has been dismissed by all of the parties, and the Argiros-McMehen Action and Conundrum Action went to court ordered mediation during the quarter ended January 31, 2002. Such mediation resulted in the actions being settled in principle although the final terms of the settlement have not been resolved to date. No assurance can be given that the matters will be resolved on terms acceptable to the Company or at all. Other than the foregoing, there have been no material changes in any of the legal proceedings.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended January 31, 2002.

               None.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ORBIT E-COMMERCE, INC.
                             (Registrant)


Dated: March 25, 2002        By:/s/ Douglas C. Lloyd
                             Douglas C. Lloyd,
                             President and Chief Executive
                             Officer


Dated: March 25, 2002        By:/s/ Donald G. Payne
                             Donald G. Payne,
                             Chief Financial Officer
                             (Principal Accounting and
                             Financial Officer)