Form 10QSB
period 2002-04-30
ORBIT E COMMERCE INC
filed 2002-06-24
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

Common, $.005 par value per share: 16,874,843
outstanding as of April 30, 2002

PART I - FINANCIAL INFORMATION

ORBIT E-COMMERCE, INC.


     Index to Financial Information
     Period Ended April 30, 2002


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

================================================================================
                                                          Orbit E-Commerce, Inc.
                                                     Consolidated Balance Sheets
                                            (Expressed in United States dollars)

                                                    April 30        July 31
                                                        2002           2001
--------------------------------------------------------------------------------
                                                 (Unaudited)
Assets

Current
  Cash                                           $     4,975    $    40,552
  Accounts receivable                                  5,464         18,077
  GST receivable                                      38,971         18,627
  Prepaid expenses                                    46,495         71,953
                                                 --------------------------
                                                      95,905        149,209
Capital assets (Note 2)                            1,631,769      1,776,350
                                                 --------------------------
                                                 $ 1,727,674    $ 1,925,559
================================================================================

Liabilities and Shareholders' Deficit

Current
  Accounts payable and accrued liabilities       $ 1,339,937    $ 1,006,921
  Due to shareholders (Note 3)                       929,438        351,144
  Due to related party (Note 4)                       28,433            -
                                                 --------------------------
                                                   2,297,808      1,358,065
                                                 --------------------------

Shareholders' Deficit
  Share capital issued and paid up (Note 5)           87,902         86,327
  Capital in excess of par value                   5,808,511      5,930,549
  Cumulative translation adjustment                 (117,212)       (50,527)
  Deficit                                         (6,349,335)    (5,398,855)
                                                 --------------------------
                                                    (570,134)       567,494
                                                 --------------------------
                                                 $ 1,727,674    $ 1,925,559
================================================================================

                                                                                                      Orbit E-Commerce, Inc
                                                         Consolidated Interim Statements of Changes in Shareholders' Equity
                                                                                       (Expressed in United States dollars)

July 31, 2001 (Unaudited April 30, 2002)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                Capital in
                                                      Exchangeable      Common      Paid up      Excess of      Accumulated
                                                         Shares         Shares       Amount      Par value        Deficit
                                                      ---------------------------------------------------------------------
Balance,  July 31, 2001                                  1,904,471    15,360,843   $  86,327   $  5,930,549   $ (5,398,855)
                                                      ---------------------------------------------------------------------

For the period from August 1, 2001 to April 30, 2002
  Exchange of shares                                    (1,199,000     1,199,000         -              -              -
  Stock options                                                -             -           -           77,430            -
  Stock options forfeited                                                                          (557,893)           -
  Shares issued from treasury                                  -         315,000       1,575        358,425            -
  Net loss                                                                                                       (950,480)
  Foreign currency translation adjustment                                                                              -

Comprehensive loss
                                                      ---------------------------------------------------------------------
Balance, April 30, 2002                                    705,471    16,874,843   $  87,902   $  5,808,511   $ (6,349,335)
                                                      =====================================================================

July 31, 2001 (Unaudited April 30, 2002)
--------------------------------------------------------------------------------------------------
                                                           Other
                                                        Comprehensive                Comprehensive
                                                            Loss          Total           Loss
                                                      --------------------------------------------
Balance,  July 31, 2001                                  $ (50,527)    $  567,494
                                                      ---------------------------

For the period from August 1, 2001 to April 30, 2002
  Exchange of shares                                           -              -
  Stock options                                                -           77,430
  Stock options forfeited                                      -         (557,893)
  Shares issued from treasury                                  -          360,000
  Net loss                                                     -         (950,480)    $  (950,480)
  Foreign currency translation adjustment                  (66,685)       (66,685)        (66,685)
                                                                                      ------------
Comprehensive loss                                                                    $(1,017,165)
                                                      ----------------------------    ============
Balance, April 30, 2002                                  $(117,212)    $ (570,134)
                                                      ============================


                             See accompanying notes

                                                                                  Orbit E-Commerce, Inc.
                                                           Consolidated Interim Statements of Operations
                                                                    (Expressed in United States dollars)
                                                                                             (Unaudited)

                                           For the Three    For the Nine   For the Three    For the Nine
                                            Months Ended    Months Ended    Months Ended    Months Ended
                                                April 30        April 30        April 30        April 30
                                                    2002            2002            2001            2001
--------------------------------------------------------------------------------------------------------
Revenue
  Long distance services                    $    196,156    $    881,993    $     88,355    $     88,355
                                            ------------------------------------------------------------
Expenses
  Cost of communication services                 275,481       1,047,077       1,029,903       1,719,558
  Selling, general and administrative
      (net recovered) (Note 5c)                  217,261         464,145         915,157       1,584,956
  Amortization                                    88,614         267,520          69,571         198,910
                                            ------------------------------------------------------------
                                                 581,356       1,778,742       2,014,631       3,503,424
                                            ------------------------------------------------------------
Earnings (loss) from operations                 (385,200)       (896,749)     (1,926,276)     (3,415,069)

Interest expense                                 (12,893)        (53,840)         (1,677)         (5,384)

Interest income                                      -               109           6,366          12,579
                                            ------------------------------------------------------------
Net loss                                        (398,093)       (950,480)     (1,921,587)     (3,407,874)
                                            ------------------------------------------------------------
Other comprehensive earnings (loss)
  Foreign currency translation adjustment       (101,137)        (66,685)          1,693         (12,000)
                                            ------------------------------------------------------------
Net comprehensive earnings (loss)               (499,230)     (1,017,165)     (1,919,894)     (3,419,874)
                                            ------------------------------------------------------------

Net loss for the period                         (398,093)   $   (950,480)     (1,921,587)   $ (3,407,874)
========================================================================================================
Basic and fully diluted loss per share      $      (0.02)   $      (0.06)   $      (0.13)   $      (0.26)
========================================================================================================
Weighted average number of shares             17,563,460      17,212,595      14,965,921      13,220,915
========================================================================================================

                                                           Orbit E-Commerce, Inc.
                                    Consolidated Interim Statements of Cash Flows
                                             (Expressed in United States dollars)
                                                                      (Unaudited)

                                                      For the Nine    or the Nine
                                                      Months Ended   Months Ended
                                                          April 30       April 30
                                                              2002           2001
---------------------------------------------------------------------------------
Cash used in

Operating activities
  Net loss for the period                              $  (950,480)   $(3,407,874)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Amortization                                         267,520        198,910
      Compensation expense recovered                      (480,463)           -
      Consulting fees paid by options                          -          642,000
      Changes in assets and liabilities relating
        to operations
         GST receivable                                    (20,344)      (168,052)
         Accounts receivable                                12,613         (9,472)
         Accounts payable and accrued liabilities          281,735        133,989
         Prepaid expenses                                   25,458        (11,938)

                                                       --------------------------
                                                          (863,961)    (2,622,437)
                                                       --------------------------
Investment activities
  Purchase of capital assets                              (122,939)    (1,244,279)
                                                       --------------------------
Financial activities
  Proceeds from capital shares issued                      360,000      3,761,695
  Advances from shareholders                               570,481            -
  Advances from related parties                             28,433            -
                                                       --------------------------
                                                           958,914      3,761,695
                                                       --------------------------
Effect of exchange rate changes on cash                     (7,591)       (12,000)
                                                       --------------------------
Net change in cash during the period                       (35,577)      (117,021)

Cash, beginning of period                                   40,552        357,178
                                                       --------------------------
Cash, end of period                                    $     4,975    $   240,157
=================================================================================
Supplemental Cash Flow Information
  Cash paid for interest                               $    11,255    $     1,771
=================================================================================

Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
April 30, 2002

The financial information for the period ended April 30, 2002 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated Company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended April 30, 2002 are not necessarily indicative of the results to be expected for a full year.

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


2.   Capital Assets
                                             April 30    July 31
                                             2002        2001
                               Accumulated   Net Book    Net Book
                       Cost   Amortization   Value       Value

                                            (Unaudited)
Computer equipment  $  63,461 $   21,692     $  41,769   $  53,279
Furniture and
fixtures               23,823      4,999        18,824      22,347
Network communication
equipment           2,141,986    570,810     1,571,176   1,700,724

                   $2,229,270 $  597,501    $1,631,769  $1,776,350



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

Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
April 30, 2002

5.   Share Capital

(a)  Authorized

2,120,497 Non-voting retractable exchangeable share
Unlimited Non-voting First Preference share
2,000,000 Preferred Stock par value $0.005
98,000,000 Common shares par value $0.005

                                   April 30  July 31
                                   2002      2001

                                   (Unaudited)
(b)  Issued and paid up

16,874,843 Common shares
(July 31, 2001 - 15,360,843)     $ 87,902   $ 86,327


During the third quarter the company issued 125,000 common shares for $220,000.

(c)  Stock Options

There are no stock options outstanding. During the second quarter the company cancelled its stock option plan and all outstanding earned stock options. As a result, these statements include a recovery of compensation expense recorded in prior periods, in the amount of $557,893, less a first quarter expense of $77,430 for a net recovery of $480,463.


6.   Income Taxes

The Company has provided a full valuation allowance against deferred tax assets at April 30, 2002, due to uncertainties in the Company's ability to utilize its net operating losses.


7.   Lease Commitments

a) The company leases its premises on a gross basis of approximately $5,100 per month for a period expiring in June,2002.

b) During the second quarter the company entered into a lease for computer server equipment in the amount of $17,600 per month, for a period expiring December,2006.


8.   Related Party Transactions

During the nine month period the Company paid management fees to a director and officer of the Company of $98,345 (2001 -
$337,179).  Fees for the third quarter were waived.

The related party transactions are recorded at their exchange amount.

Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
April 30, 2002

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


10.  Going Concern

The consolidated financial statements have been prepared with the assumption that, on a going concern basis, the company will be able to realize its assets and discharge its liabilities in the normal course of business. The company has incurred net losses since inception of $6,349,335 and has a working capital deficiency of $2,201,903.

The continued operations are dependant upon the company obtaining long term financing and achieving a profitable level of operations. Management is currently seeking financing.

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

Results of Operations

The Company reported revenue from operations for the three and nine months ended April 30, 2002 of approximately $196,000 and $882,000, respectively, as a result of sales of services to subscribers. The Company had revenue for the three and nine months ended April 30, 2001 of approximately $88,000, all having been generated in the three months ended April 30, 2001.

Expenses were approximately $581,000 and $1,778,000 for the three and nine months ended April 30, 2002 as compared to expenses of approximately $2,015,000 and $3,503,000 for the three and nine months ended April 30, 2001. Expenses were comprised primarily of costs associated with establishing and developing the Company's communications services and selling, general and administrative expenses. The decrease in expenses for the quarter ended April 30, 2002 as compared to the comparable period of the prior fiscal year was primarily due to the fact that the current quarter expenses are operational in nature while during the comparable quarter for 2001, the Company was still in a developmental mode. For the nine months ended April 30, 2002, the Company had selling, general and administrative expenses of approximately $464,000 compared to selling, general and administrative expenses of approximately $1,585,000 for the nine months ended April 30, 2001. This decrease was primarily due to a recovery of compensation expense of approximately $558,000 previously recognized in the quarter ended January 31, 2002 which resulted from a cancellation of the Company's stock option plan and all outstanding stock options that did not vest. Cost of communication services decreased to approximately $275,000 and $1,048,000 for the three and nine months ended April 30, 2002 compared to approximately $1,030,000 and $1,720,000 for the three and nine months ended April 30, 2001.

For the quarter ended April 30, 2002, the Company had a net loss of approximately $398,000 compared to a net loss of approximately $1,922,000 for the quarter ended April 30, 2001. For the nine months ended April 30, 2002, the Company had a net loss of approximately $950,000 compared to a net loss of approximately $3,408,000 for the nine months ended April 30, 2001. This significant decline in net loss is primarily due to the Company moving from a development stage to a commercial stage offering communication services to an increasing subscriber base. In addition, the Company has reduced its current operation overheads due to the reduced level of funding currently available.

The Company now has approximately four thousand subscribers in Canada. The reduction in subscribers during this recent quarter has been directly attributable to the Company's inability to obtain further support on equipment it originally acquired from Clarent Corporation. However, management is currently negotiating with other industry suppliers to alleviate this matter. The Company has current capacity of approximately 25 million minutes per month across its Canadian network, and this capacity can be scaled up on demand. The subscriber retention rate is proving to be extremely high, and the average monthly billing is CDN$36.00 per subscriber. The Company is planning to accelerate its marketing and sales activity in Canada, and the United States as discussed below.

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

During the nine months ended April 30, 2002, an agreement was signed with IBM for the Company to locate its points of presence (POPs) in the United States and in several international locations on IBM premises. IBM will test, install and maintain the Company's communication equipment at these sites. The plan is to have at least 40 POPs installed in large urban centers in approximately 18 months.

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

Also, during the nine months ended April 30, 2002, the Company successfully completed an agreement with a highly experienced multi-level sales and marketing group in the United States to distribute services in both Canada and the United States. This group is to begin selling the Company's services as soon as each POP is put in place. The Company will wholesale its services to this group and will thus avoid the direct high costs, risks and management responsibility of setting up its own sales organization.

Orbit has incorporated a wholly-owned operating subsidiary in the United States called Orbit America Inc. through which it will conduct its US business. Each POP established in the United States will be managed on a profit center basis.

Liquidity and Capital Resources

On April 30, 2002, the Company had cash of approximately $5,000 and a working capital deficit of approximately $2,202,000, which represented an increase in working capital deficit of approximately $993,000 from July 31, 2001. The increase in the Company's working capital deficit is primarily due to increases in accounts payable and loans from shareholders and related parties.

Cash used in operating activities was approximately $864,000 for the nine months ended April 30,

2002 compared to
approximately $2,622,000 for the nine months ended April 30, 2001. For the nine months ended April 30, 2002, the Company obtained approximately $959,000 from financing activities compared to approximately $3,762,000 from financing activities in the nine months ended April 30, 2001.

The continued operations are dependent upon the Company's ability to obtain long term financing and achieve profitable levels of operations. During the past nine months, the Company has diligently tried to raise significant equity capital (i.e., in the range of US$5 to $7 million) to support growth in the Company's Canadian operations and its planned expansion into the United States. These efforts have thus far been unsuccessful, however they are continuing.

There are two reasons for this lack of success; first the extreme pressure the telecommunications industry is under globally has made it difficult to attract capital in the sector in general and particularly difficult in Canada. Second, although there are capital pools in the United States, which are interested in investing in early stage telecommunications companies, the sphere of operations of these companies must be in the United States and be privately held.

Therefore, to attract these funds, the Company incorporated Orbit America Inc., as a wholly owned subsidiary and has made substantial progress in establishing itself in the United States through a potential acquisition of network assets. Furthermore, OECI signed an agreement with TeleWrx Inc., a marketing company that specializes in retail and commercial telecommunications, to sell Orbit's services, primarily in the United States.

Until such time as the business environment improves for the telecommunications industry, OECI will curtail its operations in Canada and focus on building its operations in the United States, through Orbit America Inc. If OECI is not successful in raising capital to support its expansion into the United States, its future is highly uncertain.

During the quarter ending April 30, 2002, the Company continued to raise short-term operating capital. In this quarter, $309,000 has been raised through advances provided by shareholders and others, in addition to approximately $220,000 raised from equity.

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

LIMITED OPERATING HISTORY. Orbit commenced its business in October 1999 in Ontario, Canada. Since inception the Company's efforts have been devoted to the development of its principal products and raising capital. In its Annual Report on Form 10-KSB for the year ended July 31, 2001, the Company is described as a development stage company. While this is accurate for the first three quarters of the fiscal year, the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 saw the Company move from "development stage" to commercial operations. During the nine months ended April 30, 2002, the Company was successful in producing revenues of approximately $882,000 compared with approximately $88,000 in the corresponding period of the prior year.

NET LOSS; NEED FOR LONG TERM FINANCING. For the nine months ended April 30, 2002, the Company incurred a net loss of approximately $950,000, and, as at April 30, 2002, has a working capital deficiency of approximately $2,202,000. During the past nine months the Company has diligently tried to raise significant equity capital in the range of US$5 to 7 million to support growth in the Company's Canadian operations and its planned expansion into the United States. These efforts have thus far been unsuccessful. However, they are continuing. If OECI is not successful in raising capital to support its planned expansion into the United States its future is highly uncertain.

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

In addition, there is no assurance new regulations may not be adopted in the future that may materially adversely affect the Company's business, financial condition or results of operations. Any such new regulations that may be adopted in Canada, the United States, and/or other foreign governments could harm us by subjecting us to liability or forcing us to change how we do business. New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of the Company's product or service using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet.

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

     As to the progress of these cases to date, the Colorado Action has been dismissed by all of the parties, and the Argiros-McMehen Action and Conundrum Action went to court ordered mediation during the nine months ended April 30, 2002. Such mediation resulted in the actions being settled in principle although the final terms of the settlement have not been resolved to date. No assurance can be given that the matters will be resolved on terms acceptable to the Company or at all. Other than the foregoing, there have been no material changes in any of the legal proceedings.

     The Company believes the outcome of the foregoing matters that are pending are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

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

       (b) Reports on Form 8-K.

         Listed below are reports on Form 8-K filed during the fiscal quarter ended April 30, 2002.

            None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ORBIT E-COMMERCE, INC.
                          (Registrant)


Dated: June 21, 2002         By: /s/ Douglas C. Lloyd
                             Douglas C. Lloyd,
                             President and Chief Executive
                             Officer


Dated: June 21, 2002         By: /s/ Donald G. Payne
                             Donald G. Payne,
                             Chief Financial Officer
                             (Principal Accounting and
                              Financial Officer)