Form 10KSB
period 2002-07-31
ORBIT E COMMERCE INC
filed 2002-11-22
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549


                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended JULY 31, 2002

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

14845 Yonge Street
Aurora, Ontario, Canada                        L4G 6H8
(Address of principal                       (Zip Code)
executive offices)

Issuer's telephone number, including area code:
(416) 368-4527

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

         Yes   X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
$973,331

As of November 6, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (11,939,617) was approximately $4,776,000. The number of shares outstanding of the Common Stock ($.005 par value) of the Issuer as of the close of business on November 6, 2002 was 17,008,450.

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

     Orbit was incorporated on October 7, 1999 in Ontario, Canada. Through the third quarter of fiscal 2001, the Company's efforts were devoted to the development of its Voice over Internet Protocol ("VoIP") Canadian network and raising capital. During the first three quarters of the 2001 fiscal year, the Company successfully completed its VoIP network across Canada in 12 locations between Vancouver and Montreal. Accordingly, through the end of fiscal 2001, Orbit was considered to be in the development stage. The Company's past development activities consisted of the deployment of its VoIP long distance services as well as developing different communications solutions utilizing its VoIP technology.

     During fiscal 2002, Orbit began to achieve revenues but
by the end of the third quarter of fiscal 2002, the Company was still operating at a substantial net loss and had an impaired cash position. During the year ended July 31, 2002, the Company had diligently tried to raise significant equity capital (i.e., in the range of US$5 to $7 million) to support growth in the Company's Canadian operations and its planned expansion into the United States. These efforts were to that point unsuccessful. At the end of the third quarter, the Company determined that until such time as the business environment improves for the telecommunications industry, OECI would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its
operations in the United States.   Accordingly, as of the end
of fiscal 2002, the Company was non-operational. However, see "Recent Developments" below for the arrangements entered into between the Company and GAN & Associates Inc. subsequent to the end of fiscal 2002.

     Unless the context otherwise requires, all references herein to the "Company" refer to Orbit E-Commerce, Inc. and its consolidated subsidiary, Orbit Canada Inc. In addition, unless otherwise noted, all information herein is given in U.S.
dollars.

General Description of the VoIP Business

     Orbit Canada Inc. was incorporated in 1999 to implement advanced Voice over Internet Protocol ("VoIP") long distance services in conjunction with Internet access and related services. The Company had deployed a telecommunications network providing consumers with services based on advanced VoIP gateway technology, utilizing the public Internet, in 12 major centres across Canada from Vancouver to Montreal. The Company had hoped to expand its network to reach consumers in additional Canadian centres as well as in the United States.

     Orbit's communications network permitted phone-to-phone calls (including calls to and from cell phones, fax machines as well as pre-paid calling cards) to be made exclusively over the public Internet. This technology had been operating in Canada since the first calendar quarter of 2001. Management believed that many other companies who claim to have VoIP networks had only partial VoIP systems that must be integrated with legacy, circuit-switched systems.

     To build and manage this network, Orbit used proprietary software and hardware from such organizations as Cisco, IBM, Microsoft and others. In Canada, Orbit had agreements with various international telecommunications organizations, such as Sprint, MCI WorldCom and Bell Canada, for the provision of highly reliable and secure interconnection in Canada to the Internet backbone and co-locates its equipment on premises managed by these companies.

     As mentioned above, during fiscal 2002, Orbit began to achieve revenues but by the end of the third quarter of fiscal 2002, the Company was still operating at a substantial net loss and had an impaired cash position. As a result, at the end of the third quarter, the Company determined that until such time as the business environment improves for the telecommunications industry, OECI would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its operations in the United States.

Recent Developments

     Phoenix TelNet

     On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In addition, GAN has been appointed Manager of Phoenix whereby GAN will direct, manage and control the business and assets of Phoenix, provided however, that Phoenix may delegate to any officers, employees or agents of Phoenix all or part of the power and authority to conduct the business of Phoenix in accordance with the terms of the Operating Agreement.

     In conjunction with the Operating Agreement, the Company entered into a Contribution Agreement with Phoenix as of October 1, 2002. Pursuant thereto, and in consideration of the receipt by the Company Orbit of its 49% ownership interest, the Company transferred to Phoenix all of the Company's rights, title and interest in and to certain software and associated patents and copyrights, materials, processes, methods, know-how, expertise and systems necessary and proper for the provision of Internet access and long distance VoIP services. Specifically excluded from the Contribution Agreement are (i) any and all trademarks or licenses associated with the Company's business; (ii) any and all of the Company's customer lists; (iii) any and all goodwill associated with the Company's business; and (iv) any and all tangible items utilized by the Company in the operation of its business.

     In connection with the formation of Phoenix, on October
1, 2002, Douglas C. Lloyd, President and Chief Executive Officer of the Company, entered into an Employment Agreement with Phoenix TelNet, Inc., a wholly-owned subsidiary of Phoenix ("Phoenix TelNet") pursuant to which Mr. Lloyd has agreed to serve as a management employee of Phoenix TelNet with the title of President of Phoenix TelNet as well as serving as Vice President/Chief Technology Officer of Phoenix, along with being a director of Phoenix TelNet. Pursuant to his Employment Agreement, Mr. Lloyd shall receive a monthly base salary of Canadian $10,000 and shall be entitled to certain other additional benefits. The Agreement has an initial term of one year terminating on September 30, 2003, provided however that Phoenix TelNet may renew Mr. Lloyd's employment up to two
additional one-year terms.   Mr. Lloyd will continue to serve
as President and Chief Executive Officer of the Company.

     In addition, on October 1, 2002, Donald G. Payne, Chief Financial Officer of the Company, entered into an Employment Agreement with Phoenix TelNet pursuant to which Mr. Payne has agreed to serve as a management employee of Phoenix TelNet with the title of Chief Financial Officer. Pursuant to his Employment Agreement, Mr. Payne shall receive a monthly base salary of Canadian $8,500 and shall be entitled to certain other additional benefits. The Agreement has an initial term of one year terminating on September 30, 2003, provided however that Phoenix TelNet may renew Mr. Payne's employment up to two additional one-year terms. Mr. Payne will continue to serve as Chief Financial Officer of the Company.

     As a result, the Company is contributing its management experience, intellectual property, automated administrative systems and communication industry knowledge to the venture with particular reference to its recent technically successfully tested launch of VoIP and dial-up Internet access services in major cities across Canada. GAN is contributing the initial capital assets required to launch the proposed services, as well as adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty-four (24 major urban centers in the United States encompassing a population in excess of 75 million). The amount of GAN's financial contribution to this venture is up to U.S. $3 million. The Company's interest in Phoenix represents the Company's only current operations.

     Operations and Administration

     Like the management of the Company, the management of GAN has senior business operating and development experience in the telecommunication industry, including marketing and selling industry product and services. As of November 1, 2002, the Phoenix corporate office has been established and staffed in Cleveland, Ohio. Support services, including a National Operations and Monitoring Centre ("NOC"), a subscriber call centre and appropriate administrative support is currently being put in place in Toronto, Ontario and will be operated by Phoenix TelNet. Agreements have been signed with a major telecommunication service provider in the United States to co-locate Phoenix equipment on their premises in the 24 major urban centres and these 24 POP are expected to be operational by approximately December 15, 2002.

     Marketing and Sales

     Marketing and sales plans are being developed with an estimated sale launch from all 24 locations by January 2003.
At the outset Phoenix will offer to residential subscribers a bundled service comprising Internet dial-up access with packaged minute of long distance calling at any time during the day in the continental United States and Canada. These services can be accessed from a home or cellular telephone and be offered at very competitive prices. Phoenix can price its service at very competitive levels because of its slow cost VoIP system and highly automated administrative procedures.

     Future Services

     The system is capable of providing additional services such as prepaid calling cards, low cost international calls and video conferencing. These services will be considered for deployment in the near future, as well as expanding into the small-to-medium size business markets. While the initial launch of service will be offered from 24 POPs, plans are to "blanket" the USA with as many as 50 POPs.

     Canadian Operations

     As stated above, a decision was made to temporarily suspend the Company's presence in Canada and concentrate both human and financial capital on its expansion into the United States because of the much larger market opportunity and advantages of economies of scale. Although no assurance can be given, it is anticipated that the Canadian operations will be restarted as soon as its American expansion has been successfully operated for a period of 6 to 12 months.

Technology Changes

     The industry in which  the Company and Phoenix  competes
is characterized,  in  part,  by   rapid   growth,  evolving
industry   standards,   significant  technological  changes
and   frequent   product   enhancements.  These
characteristics could render existing systems and strategies obsolete, and require the Company and/or Phoenix to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. For example, recent technological advances may soon allow Internet-based networks to by-pass local carriers. The Company and Phoenix will evaluate these developments and others that may allow it to improve service to its customers. However, no assurance can be given that the Company and/or Phoenix will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

Competition

     The telecommunications services industry is highly competitive, rapidly evolving and subject to constant
technological  change.   Telecommunication service companies
compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than the Company and/or Phoenix. These advantages afford competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers and
(d)  negotiate more favorable  contracts  with  suppliers  of
telecommunication  services.   The Company believes that
additional competitors may be attracted to the market, including internet-based service providers and other telecommunications companies. The Company also believes that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

     The ability of the Company and Phoenix to compete effectively in the telecommunications services industry will depend upon their ability to (i) continue to provide high quality services at prices competitive with, or lower than, those charged by its competitors and (ii) develop new innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by major long distance carriers or other competitors will not have a material adverse effect on the Company's or Phoenix's business, financial condition and results of operations, or that the Company or Phoenix will be able to compete successfully in the future.

     By virtue of using the public Internet as the backbone of its network infrastructure and its automated administrative systems, the Company believes that Phoenix will have the lowest operating costs of any long-distance internet telecommunications service provider in Canada and the United States. Management believes that Phoenix's primary competitive advantage is that it operates on a near-zero variable cost basis with virtually no cost per minute charges between its VoIP gateways. As a result, the Phoenix is able to provide an extremely competitive and profitable long-distance internet telecommunications service to consumers and businesses.

Regulatory Environment

     Presently, in the United States, the Federal
Communications Commission ("FCC") does not regulate companies that provide internet telephony services as common carriers or telecommunications service providers. On July 22, 1998, the Canadian Radio-Television and Telecommunications Commission
(CRTC) issued a Public Notice (Telecom Public Notice 98-17) in which it decided to forebear from regulating telephone companies' Internet Services, a policy that is consistent with telecommunications regulations in the United States. Regulatory treatment of Internet telephony outside of the United States varies from country to country. There can be no assurance that there will not be interruptions in Internet telephony in these and other foreign countries. Interruptions or restrictions on the provision of Internet telephony in foreign countries may adversely affect the Company's or Phoenix's ability to continue to offer services in those countries, resulting in a loss of customers and revenues.

     Notwithstanding the current state of the rules in the United States and Canada, the FCC's and the CRTC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

     In addition, there is no assurance new regulations may not be adopted in the future which may materially adversely affect the Company's or Phoenix's business, financial condition or results of operations.. Any such new regulations which may be adopted in Canada, the United States, and/or other foreign governments could be harmful and could subject the Company and/or Phoneix to liability or force the Company and/or Phoenix to change how we they do business. New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of product or service using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet.

Employees

     As of the date hereof, and other than the services provided by its two executive officers as consultants, the Company does not have any full or part-time employees. In addition, the Company retains the services of other consultants on an as-needed basis.


Item 2.        Description of Property.

     The Company maintains its office address at 14845 Yonge
Street, Aurora, Ontario, Canada L4G 6H8 on a month-to-month basis. Management believes such arrangements are adequate for its current needs.


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

     The Conundrum Action seeks to recover damages against Conundrum Capital Corporation ("Conundrum") for breach of contract in the amount of $347,790 (arising out of a Premises Sharing Agreement between the Company and Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, the Company was obliged to pay Conundrum one-half of the rent and other charges contemplated by the lease that had been previously entered into between Conundrum and the landlord for such premises. The Company claims that Conundrum, which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged the Company by at least $347,790. In addition, the Action seeks an accounting of all monies paid by the Company to Conundrum or on Conundrum's behalf. The defendant in this action has filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of Canadian $529,462 plus expenses post September 1, 2001.

     The Argiros-McMehen Action seeks to recover damages against Mr. Argiros and Mr. McMehen for breach of fiduciary duty by misappropriating funds of the Company and converting same to their own personal use and/or that of other corporations of which they are principals, including Conundrum, and damages in the amount of $54,219, wrongfully misappropriated by Mr. Argiros from the Company and converted to Mr. Argiros' personal use for his own personal gain. Such Action also seeks the return from Mr. Argiros and Mr. McMehen of a total of 1,400,000 shares, representing the shares of common stock in the Company owned beneficially by them. The defendants in this action have filed an answer to these claims generally denying the allegations.

     Such actions went to court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. In May 2002, the Argiros-McMehen Action was ordered by the court to be transferred to a case master for more efficient management. In June 2002, the parties and their respective attorneys agreed in principle to have the Argiros-McMehen Action dismissed and that the claim in the Conundrum Action be amended so that all causes of action of the two cases be consolidated into one case.
Counsel for the Company has provided opposing counsel with an amended statement of claim but opposing counsel has to date not yet consented to such amended claim. As a result, such matters are currently being held in abeyance although settlement discussions have taken place. The Company believes the outcome of the foregoing matters are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

     See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" for information on the shares owned by Global Wireless, Inc. ( "Global"). In June 2002, Global entered into a transaction with Rubin Investment Group Inc. ("Rubin") with regard to 3,500,000 shares owned by Global. Such 3,500,000 shares were delivered to Rubin and Rubin was to have paid for these shares which Rubin has not done. Global has demanded that Rubin return these shares but to date Rubin has refused to do so. Global has commenced a legal action against Rubin in connection therewith. In addition, the Company believes that Rubin may be trading these shares on the open market. On November 18, 2002, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles, against Rubin Investment Group Inc. and Dan Rubin (case no. BC285396) seeking a temporary restraining order, preliminary and permanent injunctions enjoining defendants from transferring, selling or hypothecating the shares and from taking any action to consummate sales of shares which have not yet been consummated. On November 19, 2002, the Court granted the Company a temporary restraining order which provides that pending the hearing and determination of an order to show cause for a preliminary injunction and temporary restraining order, the defendants be restrained from transferring in any manner the 3,500,000 shares and from taking any action to consummate sales of such shares. The Company intends to pursue this matter vigorously although no assurance can be given that the Company will ultimately prevail.

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

Period                                     Bid Prices

Fiscal year ended July 31, 2001:        High       Low

Aug. 1, 2000 to Oct. 31, 2000           9.25      5.625
Nov. 1, 2000 to Jan. 31, 2001           6.875     4.00
Feb. 1, 2001 to April 30, 2001          7.25      5.50
May 1, 2001 to July 31, 2001            7.15      5.00

Fiscal year ended July 31, 2002:      High        Low

Aug. 1, 2001 to Oct. 31, 2001           5.65      4.26
Nov. 1, 2001 to Jan. 31, 2002           4.55      1.07
Feb. 1, 2002 to April 30, 2002          2.35      1.32
May 1, 2002 to July 31, 2002            1.15      0.10

     As of November 6, 2002, there were approximately 2,800 record holders of the Company's Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

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

     Pursuant to the Exchangeable Share Support Agreement dated as of September 5, 2000, each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. The Exchangeable Shares are senior in priority to all other shares of Orbit. Holders of Exchangeable Shares have the right to dividends and other distributions equivalent to those of the holders of shares of Common Stock of the Company. As of the end of fiscal 2002,

1,415,026 Exchangeable Shares had
been exchanged for 1,415,026 shares of the Company's Common
Stock, leaving 705,471 Exchangeable Shares issued and outstanding.

     On April 12, 2001, the Company approved an increase in the number of authorized common shares to 98,000,000 and added a new class of 2,000,000 preferred stock, par value $0.005 each. In addition a Stock Incentive Plan was approved authorizing the granting of options and stock purchase rights to acquire up to 2,000,000 common shares.

     During the year ended July 31, 2002, the Company issued a total of 315,000 shares of Common Stock to four private investors for an aggregate purchase price of $360,000.

     In addition, during the year ended July 31, 2002, the Company issued a total of 133,607 shares of Common Stock to two entities for consulting services provided to the Company.

     All of the securities of the Company issued in connection with the Orbit Transaction were issued in reliance upon the exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended, and all of the other shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Consolidated Financial Statements and the related notes thereto.

Results of Operations

     The Company reported revenue from operations for the year ended July 31, 2002 of approximately $973,000 compared to revenues of approximately $293,000 for the fiscal year ended
July 31, 2001.

     Expenses were approximately $4,500,000 for the year
ended July 31, 2002 and were comprised primarily of costs associated with establishing and developing the Company's communications services, selling, general and administrative expenses and an impairment of capital assets expense. This compared to expenses of approximately $5,097,000 for the period ended July 31, 2001. The decrease in expenses for fiscal 2002 as compared to fiscal 2001 was primarily due to a substantial decrease in selling, general and administrative expenses offset by an increase in cost of communication services and an impairment of capital assets expense being recognized in fiscal 2002 for which no comparable expense was recognized in fiscal 2001.

     For the year ended July 31, 2002, the Company had selling, general and administrative expenses of approximately $858,000 compared to selling, general and administrative expenses of approximately $3,759,000 for the year ended July 31, 2001. This decrease was partially due to a recovery of compensation expense in fiscal 2002 recorded in prior periods in the amount of approximately $558,000 less a first quarter expense of approximately $77,000 for a net recovery of approximately $480,000 which resulted from a cancellation of the Company's stock option plan and all outstanding stock options that did not vest, while in fiscal 2001, the Company recognized a compensation expense of approximately $1,097,000 which resulted from the granting of such options. In fiscal 2001, the Company also incurred expenses of approximately $450,000 under a premises sharing agreement for which there was no expense in fiscal 2002. Other factors which primarily contributed to the decrease in selling, general and administrative expenses were reductions in fiscal 2002 of advertising costs and management fees.

     Cost of communication services increased to approximately $2,344,000 for the year ended July 31, 2002 compared to approximately $1,338,000 for the year ended July 31, 2001. During fiscal 2001, the Company was still in the development stage while in fiscal 2002 the Company was in commercial operations resulting in greater communication services costs. In addition, during the year ended July 31, 2002, the Company incurred an additional communication services expense of approximately $413,000 for additional toll charges on certain telecommunication lines for which there was not a comparable expense in fiscal 2001. These charges were assessed by Bell Canada against Sprint which leased such lines to the Company and therefore claimed to be due from the Company although the Company has not been able to account for these charges.

     In fiscal 2002, management deemed that impairment in the value of its network equipment had occurred. Accordingly, the network equipment has been written down to its fair value based on its net recoverable amount from sale resulting in an expense of approximately $1,297,000 in fiscal 2002.

     The Company had interest expense of approximately
$80,000 for the year ended July 31, 2002 compared to approximately $7,000 for the prior year primarily due to a substantial increase in shareholders loans.

     The Company had interest income of approximately $1,000 for the year ended July 31, 2002 compared to interest income of approximately $14,000 for the year ended July 31, 2001.

     For the year ended July 31, 2002, the Company had a net loss of approximately $3,605,000 compared to a net loss of approximately $4,797,000 for the year ended July 31, 2001. This decrease in net loss is primarily due to the Company moving from a development stage to a commercial stage offering communication services to an increasing subscriber base. In addition, during the fourth quarter of fiscal 2002, the Company curtailed its operations in Canada which reduced its operation overheads.

Liquidity and Capital Resources

     On July 31, 2002, the Company had no cash and a working capital deficit of approximately $3,173,000.

     Cash used in operating activities was approximately $856,000 for the year ended July 31, 2002 which was primarily the result of a loss of approximately $3,605,000 and a compensation recovery of approximately $480,000 offset by an impairment of assets charge of $1,297,000, accounts payable and accrued liabilities of $1,252,000 and amortization of $359,000. Cash used in operating activities was approximately $3,135,000 for the year ended July 31, 2001 which was primarily the result of a loss of approximately $4,796,000 offset by a compensation expense on stock options of $1,097,000, accounts payable and accrued liabilities of $286,000 and amortization of $261,000.

     For the year ended July 31, 2002, the Company obtained approximately $939,000 from financing activities primarily from the issuance of common stock and shareholders loans, and used approximately $123,000 in investing activities as compared to approximately $4,113,000 obtained from financing activities in fiscal 2001 from the issuance of common stock and shareholders loans and approximately $1,293,000 used in investing activities for the purchase of capital assets primarily for its network equipment.

     At July 31, 2002, the amount due to shareholders for shareholders loans was approximately $899,000 compared to $351,000 at July 31, 2001. Approximately $810,000 of such loans at July 31, 2002 bear interest at a rate between 9% and 15% and are due on demand after June 5, 2002. The remaining balances are non-interest bearing and have no specific terms of repayments.

     The accompanying financial statements have been prepared with the assumption that, on a going concern basis, the Company will be able to realize its assets and discharge its liabilities in the normal course of business. In June 2002, management decided to temporarily suspend the Company's presence in Canada and concentrate on its expansion in the United States. As of the end of fiscal 2002, the Company had ceased operations in Canada and was unable to pay its creditors. The Company's independent auditors have issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2002, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2002. Accordingly, those conditions raise substantial doubt about the Company's ability to continue as a going concern. However, see "Recent Developments" below for the arrangements entered into between the Company and GAN & Associates Inc. subsequent to the end of fiscal 2002.

     During the next 12 months, the Company anticipates that its only business operations will be its interest in Phoenix as a 49% owner (see below). In this regard, the Company has reduced its expenses to primarily only those expenses necessary to maintaining the Company as a reporting entity, including legal and accounting fees, retaining its corporate charter and filing necessary tax returns. Subsequent to the end of fiscal 2002 and in order to cover such expenses, the Company obtained certain additional shareholders loans and the Company plans on selling certain of its equipment in fiscal 2003. In addition, the Company anticipates that it will be able to obtain additional shareholders loans in the future until such time that Phoenix is able to make distributions on its profits to the Company as a 49% owner. No assurance can be given, however, that the Company will be able to obtain additional shareholders loans or that the business of Phoenix will be profitable. The Company's inability to secure additional loans or in the event Phoenix fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

Recent Developments

     On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In addition, GAN has been appointed Manager of Phoenix whereby GAN will direct, manage and control the business and assets of Phoenix, provided however, that Phoenix may delegate to any officers, employees or agents of Phoenix all or part of the power and authority to conduct the business of Phoenix in accordance with the terms of the Operating Agreement.

     In conjunction with the Operating Agreement, the Company entered into a Contribution Agreement with Phoenix as of October 1, 2002. Pursuant thereto, and in consideration of the receipt by the Company Orbit of its 49% ownership interest, the Company transferred to Phoenix all of the Company's rights, title and interest in and to certain software and associated patents and copyrights, materials, processes, methods, know-how, expertise and systems necessary and proper for the provision of Internet access and long distance VoIP services. Specifically excluded from the Contribution Agreement are (i) any and all trademarks or licenses associated with the Company's business; (ii) any and all of the Company's customer lists; (iii) any and all goodwill associated with the Company's business; and (iv) any and all tangible items utilized by the Company in the operation of its business. In addition, Douglas
C. Lloyd and Donald G. Payne, officers and directors of the Company, have entered into employments agreements with Phoenix TelNet, Inc., a wholly-owned subsidiary of Phoenix ("Phoenix TelNet") pursuant to which Messrs. Lloyd and Payne have agreed to serve as management employees of Phoenix TelNet. Messrs. Lloyd and Payne will continue to serve as officers of the Company.

     As a result, the Company is contributing its management experience, intellectual property, automated administrative systems and communication industry knowledge to the venture with particular reference to its recent technically successfully tested launch of VoIP and dial-up Internet access services in major cities across Canada. GAN is contributing the initial capital assets required to launch the proposed services, as well as adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty-four (24 major urban centers in the United States encompassing a population in excess of 75 million). The amount of GAN's financial contribution to this venture is up to U.S. $3 million.
Critical Accounting Policies

     Management has determined that the following policies are critical to the business of the Company at this time. The major assets that could be affected by these policies are capital assets and during the year management has deemed impairment to have occurred.

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

     Impairment of Assets

     Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. During the year, management has deemed that impairment in the value of its network equipment has occurred. Accordingly the network equipment has been written down to its fair value based on its estimated net recoverable amount from sale.

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

     Previously, the Company did not have business combinations. As a result, the adoption of SFAS 141 and SFAS 142 will not affect the results of past transactions. However, all future business combinations will be accounted for under the purchase method, which may result result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending July 31, 2003. Management believes the adoption of this statement will have no material impact on the financial statements.

     In August 2001, the FASB issued SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-lived assets to be Disposed Of". This statement clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB 30 to determine whether or not it should be classified as an extraordinary item. Additionally the statement contains other corrections to authoritative accounting literature in SFAS No. 4, 44 and 46. The provisions for debt extinguishment are applicable for fiscal years beginning after May 15, 2002 and the other changes were effective for all financial statements issued on or after May 15, 2002. Management believes the adoption of this statement will not have a material effect on the financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the date the liability is incurred and is measured and recorded at fair value. This is effective for exits or disposal activities initiated after December 31, 2002. Management is of the opinion that the adoption of SFAS No. 146 will not have a material impact its financial position and results of operation.

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

     LIMITED OPERATING HISTORY. Orbit commenced its business
in October 1999 in Ontario, Canada and began to achieve revenues in fiscal 2002. However, by the end of the third quarter of fiscal 2002, the Company was still operating at a
substantial net loss and had an impaired cash position.   At
the end of the third quarter, the Company determined that until such time as the business environment improves for the telecommunications industry, OECI would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its operations in the United States. Accordingly, as of the end of fiscal 2002, the Company was non-operational. As a result of the arrangements entered into between the Company and GAN & Associates Inc. subsequent to the end of fiscal 2002, the Company's only current business operations is its interest in Phoenix, which is recently formed and intends to offer VoIP and other data and long distance services in the United States and Canada. As a result, we do not have an operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as the telecommunications industry.

     NET LOSS; NEED FOR ADDITIONAL FINANCING. For the year ended July 31, 2002, the Company incurred a net loss of approximately $3,605,000, and, as at July 31, 2002, had a working capital deficiency of approximately $3,173,000. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its new business venture in the United States with GAN. No assurance can be given, however, that the Company will be able to obtain additional financing or that such business venture with GAN will be successful. The Company's inability to secure additional financing or in the event the new business venture fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

     BARRIERS TO ENTRY TO THE VoIP NETWORK INDUSTRY.    There
are various barriers to entry to the VoIP network industry and for those who wish to establish networks using the Company's model. These barriers include but are not limited to the following:

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

The Company may not be successful in accomplishing these objectives. The failure of any of these objectives is likely to have a material adverse effect on the Company's business.

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

     WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL
AND OTHER CHANGES. The industry in which the Company competes is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require the Company to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. For example, recent technological advances may soon allow Internet-based networks to by-pass local carriers. The Company will evaluate these developments and others that may allow it to improve service to its customers. However, no assurance can be given that the Company will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards. The failure to keep up with such changes is likely to have a material adverse effect on the Company's business.

     GOVERNMENT REGULATION. Presently, in the United States, the Federal Communications Commission ("FCC") does not regulate companies that provide internet telephony services as common carriers or telecommunications service providers. On July 22, 1998, the Canadian Radio-Television and Telecommunications Commission (CRTC) issued a Public Notice (Telecom Public Notice 98-17) in which it decided to forebear from regulating telephone companies' Internet Services, a policy that is consistent with telecommunications regulations in the United States. Regulatory treatment of Internet telephony outside of the United States varies from country to country. There can be no assurance that there will not be interruptions in Internet telephony in these and other foreign countries.
Interruptions or restrictions on the provision of Internet telephony in foreign countries may adversely affect the Company's or Phoenix's ability to continue to offer services in those countries, resulting in a loss of customers and revenues.

     Notwithstanding the current state of the rules in the United States and Canada, the FCC's and the CRTC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

     In addition, there is no assurance new regulations may not be adopted in the future which may materially adversely affect the Company's or Phoenix's business, financial condition or results of operations.. Any such new regulations which may be adopted in Canada, the United States, and/or other foreign governments could be harmful and could subject the Company and/or Phoneix to liability or force the Company and/or Phoenix to change how we they do business. New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of product or service using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet.

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

                         Present Position    Year First Became
Name              Age    and Offices         a Director

Douglas C. Lloyd  50     President and            2000
                         Chief Executive Officer

Donald G. Payne   70     Chief Financial Officer  2000

     None of the directors and executive officers is related to any other director or officer of the Company.

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

     DOUGLAS C. LLOYD has been President and Chief Executive Officer of the Company since July 2001 and a director since September 2000. From September 2000 to July 2001, he was also Vice President and Chief Technology Officer of the Company. For more than five year prior thereto, Mr. Lloyd was a consultant in the telecommunications field. His extensive experience includes designing, building and marketing large-scale satellite, microwave (fixed wireless), and fibre optic networks in Canada and internationally.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during or with respect to the fiscal year ended July 31, 2002, except that Donald G. Payne filed one report late relating to one transactions.


Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended July 31, 2002 and 2001, and from inception of Orbit (October 7, 1999) to July 31, 2000 (the end of fiscal 2000), of those persons who were, at July 31, 2002, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

              Summary Compensation Table

                         Annual
                         Compensation


Name and Principal      Fiscal
Position                Year      Salary    Bonus

Douglas C. Lloyd        2002      $0        $0
President and Chief     2001      $0        $0
Executive Officer       2000      $0        $0


                         Long-Term
                         Compensation

                                  Shares
Name and Principal      Fiscal    Underlying  All Other
Position                Year      Options     Compensation

Douglas C. Lloyd        2002      0          $  78,939(1)
President and Chief     2001      500,000(2) $ 265,786(1)
Executive Officer       2000      $0         $ 151,300(1)
______________________

(1)  Consists of consulting fees paid to him.

(2)  Such stock options were canceled in fiscal 2002.

Stock Options Granted and Exercised in Fiscal 2002; Fiscal
Year-End Values

     There were no stock options granted or exercised in fiscal 2002. In addition, there was no fiscal 2002 year-end value of unexercised options for the persons named in the Summary Compensation Table insofar that all previously outstanding options terminated. See " - 2001 Stock Incentive Plan".

Compensation of Directors

     Since inception, no director of the Company has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     The Company does not have any termination or change in control arrangements with any of its executive officers and has no written agreements with any of its executive officers.
See, however, Part I, Item 1, "Recent Developments" for information on the employment agreements entered into between Phoenix TelNet, Inc. and Messrs. Lloyd and Payne.

Material Proceedings

     There are no material proceedings to which any director or executive officer of the Company is a party adverse to the Company or any if its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. See, however, Part I, Item 3, "Legal Proceedings" for information on litigation involving former officers and directors of the Company.

2001 Stock Incentive Plan

     In February 2001, the Board of Directors of the Company adopted the 2001 Stock Incentive Plan (the "2001 Plan") subject to the approval of the stockholders which was obtained in April 2001. The 2001 Plan permitted the Company to grant stock options and stock purchase rights to employees, directors, officers and consultants. The maximum number of shares of Common Stock issuable over the term of the 2001 Plan was limited to 2,000,000, subject to adjustments in the event of certain changes in the Company's capital structure.

     As of July 31, 2001, options to acquire 1,450,000 shares of Common Stock had been granted under the 2001 Plan and no stock awards had been granted. Of such options, 750,000 related to three former senior management personnel who left the Company in July 2001. Their options expired 90 days thereafter. During fiscal 2002, all of the other outstanding options under the 2001 Plan were terminated and the Company
canceled the 2001 Plan.   As a result, as of July 31, 2002,
there are no stock options outstanding.

Item 11.  Security Ownership of Certain Beneficial Owners
               and Management.

     The following table sets forth, as of November 6, 2002, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                           Amount and Nature of    Percent
Name                       Beneficial Ownership    of Class

Global Wireless Inc.          5,056,905(1)          29.7%
Douglas C. Lloyd*             4,100,001(1)          24.1%
Donald G. Payne*                 11,927(2)            **

All Executive Officers
and Directors as a Group      4,111,928             24.2%

________________________

* Indicates a Director of the Company. The address for each is 14845 Yonge Street, Aurora, Ontario, Canada L4G
     6H8.

**   Less than one (1%) percent.

(1) Global Wireless Inc. ("Global") claims ownership of 5,056,905 shares of which 4,100,000 shares are owned indirectly for the benefit of the members of Mr. Lloyd's family by a Trust. Mr. Lloyd also owns one share directly. Included within the foregoing are 3,500,000 shares subject of a transaction between Global and Rubin Investment Group Inc. See Part I, Item 3, "Legal Proceedings". In addition, in connection with the shares attributed to Global, Global pledged 806,905 shares to Cellini Investments, S.A. ("Cellini") in February 2002 in connection with certain loans obtained by Global from Cellini in the aggregate principal amount of $457,000 which loans are due in February 2003.

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


Item 12.  Certain Relationships and Related Transactions.

     See Part III, Item 10, "Summary Compensation Table" for information on the consulting fees paid to Douglas C. Lloyd during fiscal 2002 and fiscal 2001.

     During fiscal 2002, the Company borrowed funds from the wife of Mr. Lloyd which loans bears interest at 10% per annum, calculated and payable monthly and which mature in October
2003.  At July 31, 2002, the amount due was $29,262.

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


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          2.1  Agreement and Plan of Reorganization
               dated August 3, 2000 by and between New
               Hilarity, Inc. and Orbit Canada Inc.(1)
          3.1  Articles of Incorporation.(3)
          3.2  Certificate of Change in Number of
               Authorized Shares of New Hilarity, Inc.
               (filed August 31, 2000).(1)
          3.3  Certificate of Amendment to Certificate
               of Incorporation (filed April 31,
               2001).(2)
          3.4  Bylaws.(3)
          4.1  2001 Stock Incentive Plan.(2)
          10.1 Operating Agreement of Phoenix TelNet,
               LLC dated Octber 1, 2002.
          10.2 Contribution Agreement between Orbit E-
               Commerce, Inc. and Phoenix TelNet, LLC
               dated Octber 1, 2002.
          99.1 Form of Warrants issued to Warrant
               Holders of Orbit Canada Inc.(1)
          99.2 Exchangeable Share Support Agreement
               between New Hilarity, Inc. and Orbit
               Canada Inc.(2)
          99.3 Certification pursuant to U.S.C. Section
               1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

          ______________________

          (1)  Filed as an exhibit to the Company's
               Current Report of Form 8-K dated
               September 8, 2000, and incorporated by
               reference herein.

          (2)  Filed as an exhibit to the Company's
               Quarterly Report on Form 10-QSB for the
               quarter ended April 30, 2001, and
               incorporated by reference herein.

          (3)  Filed as an exhibit to the Company's
               Annual Report on Form 10-KSB for the
               fiscal year ended July 31, 2001, and
               incorporated by reference herein.



     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

          None.

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


                        Dated:   November 22, 2002

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature             Title                           Date



/s/ Douglas C. Lloyd  President, Chief Executive  November 22, 2002
Douglas C. Lloyd      Officer, Chairman of the
                      Board and  Director
                      (Principal Executive Officer)


/s/ Donald G. Payne   Chief Financial Officer     November 22, 2002
Donald G. Payne       and Director
                      (Principal Accounting
                      and Financial Officer)

               CERTIFICATIONS

I, Douglas C. Lloyd, certify that:

1. I have reviewed this annual report on Form 10-KSB of Orbit E-Commerce, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 22, 2002       /s/ Douglas C. Lloyd
                                  Douglas C. Lloyd
                                  President and Chief Executive
                                  Officer


I, Donald G. Payne, certify that:

1. I have reviewed this annual report on Form 10-KSB of Orbit E-Commerce, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 22, 2002       /s/ Donald G. Payne
                                  Donald G. Payne
                                  Chief  Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in this Form 10-KSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-KSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

               Orbit E-Commerce, Inc.
               Consolidated Financial Statements
               For the year ended July 31, 2002 and July 31, 2001
               (Expressed in United States dollars)

                              Orbit E-Commerce, Inc.
                              Consolidated Financial Statements
                              For the year ended July 31, 2002 and July 31, 2001 (Expressed in United States dollars)




                                                                        Contents
--------------------------------------------------------------------------------

Auditors' Report and Comments by Auditors for U.S. Readers on
  Canada - U.S. Reporting Conflicts                                            2

Consolidated Financial Statements

  Balance Sheets                                                               3

  Statements of Changes in Shareholders' Equity                                4

  Statements of Operations                                                     5

  Statements of Cash Flows                                                     6

  Summary of Significant Accounting Policies                                   7

  Notes to Financial Statements                                               12

================================================================================

                                                                Auditors' Report

--------------------------------------------------------------------------------


To the Shareholders of
Orbit E-Commerce, Inc.

We have audited the consolidated balance sheets of Orbit E-Commerce, Inc. as at July 31, 2002 and 2001 and the consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended July 31, 2002 and July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2002 and 2001 and the results of its operations and the changes in its cash flows for the years ended July 31, 2002 and July 31, 2001 in accordance with generally accepted accounting principles in the United States of America.

(signed) BDO Dunwoody LLP
Chartered Accountants
Toronto, Ontario
November 7, 2002

================================================================================

                                        Comments by Auditors for U.S. Readers on
                                               Canada - U.S. Reporting Conflicts

--------------------------------------------------------------------------------


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, much as those described in Note11. Our report to the shareholders dated November 7, 2002 is expressed in accordance with Canadian reporting standards which do not require a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


(signed) BDO Dunwoody LLP
Chartered Accountants
Toronto, Ontario
November 7, 2002

===============================================================================

                                                         Orbit E-Commerce, Inc.
                                                    Consolidated Balance Sheets
                                           (Expressed in United States dollars)

July 31                                                    2002            2001
-------------------------------------------------------------------------------

Assets

Current
  Cash                                              $        --     $    40,552
  Accounts receivable                                        --          18,077
  GST receivable                                         34,278          18,627
  Prepaid expenses                                          632          71,953
                                                    ---------------------------

                                                         34,910         149,209
Capital assets (Note 2)                                 243,365       1,776,350
                                                    ---------------------------

                                                    $   278,275     $ 1,925,559
===============================================================================

Liabilities and Shareholders' Equity

Current
  Bank indebtedness                                 $     1,869     $        --
  Accounts payable                                    2,236,023         925,644
  Accrued liabilities                                    71,307          81,277
  Due to shareholders (Note 3)                          898,592         351,144
                                                    ---------------------------

                                                      3,207,791       1,358,065

Due to related party (Note 4)                            29,262              --
                                                    ---------------------------

                                                      3,237,053       1,358,065
                                                    ---------------------------

Shareholders' Equity
  Share capital issued and paid up (Note 5)              88,570          86,327
  Capital in excess of par value                      6,056,347       5,930,549
  Cumulative translation adjustment                     (99,359)        (50,527)
  Deficit                                            (9,004,336)     (5,398,855)
                                                    ---------------------------

                                                     (2,958,778)        567,494
                                                    ---------------------------

                                                    $   278,275     $ 1,925,559
===============================================================================

Approved on behalf of the Board:


(signed) Douglas C. Lloyd
_____________________________ Director


(signed) Donald G. Payne
_____________________________ Director


       The accompanying summary of significant and accounting policies and notes are an integral part of these financial statements.

====================================================================================================================================

                                                                                                               Orbit E-Commerce, Inc

                                                                          Consolidated Statements of Changes in Shareholders' Equity
                                                                                                (Expressed in United States dollars)
July 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                                  Capital in                    Other
                          Exchangeable   Common       Paid up      Excess of   Accumulated  Comprehensive              Comprehensive
                             Shares      Shares        Amount      Par value     Deficit         Loss         Total         Loss
                          ----------------------------------------------------------------------------------------------------------
Balance, July 31, 2000             --  11,417,402   $ 1,137,609   $       --   $  (602,508)  $   (3,948)  $   531,153
                          ----------------------------------------------------------------------------------------------------------

For the period from
August 1, 2000 to
July 31, 2001
 Issue of common shares
  Warrants exercised
   August 15, 2000 for
   cash, $0.875                    --     371,429   $   325,000   $       --   $        --   $       --   $   325,000
  Recapitalization                 --          --    (1,403,665)   1,403,665            --           --            --
  Exchange of common
   shares                   2,120,497  (2,120,497)           --           --            --           --            --
  Additional shares on
   Reverse Take Over               --   1,597,912         7,990       55,127            --           --        63,117
  Warrants exercised
   September 20, 2000,
   $0.875                          --     610,000         3,050      530,700            --           --       533,750
  Warrants exercised
   October 20, 2000,
   $0.875                          --     610,000         3,050      530,700            --           --       533,750
  Warrants exercised
   November 24, 2000,
   $0.875                          --     610,000         3,050      530,700            --           --       533,750
  Warrants exercised
   December 20, 2000,
   $0.875                          --     610,000         3,050      530,700            --           --       533,750
  Warrants exercised
   January 31, 2001,
   $0.875                          --     610,000         3,050      530,700            --           --       533,750
  Warrants exercised
   February 20, 2001,
   $0.875                          --     828,571         4,143      720,857            --           --       725,000
  Exchange of shares         (216,026)    216,026            --           --            --           --            --
Options granted                                                    1,097,400            --                  1,097,400
Comprehensive loss
  Net loss                                                                      (4,796,347)          --    (4,796,347)  $(4,796,347)
  Foreign currency
   translation adjustment                                                               --      (46,579)      (46,579)      (46,579)
                                                                                                                        -----------
Comprehensive loss                                                                                                      $(4,842,926)
                          -------------------------------------------------------------------------------------------   ===========

Balance, July 31, 2001      1,904,471  15,360,843   $    86,327   $5,930,549   $(5,398,855)  $  (50,527)  $   567,494
                          -------------------------------------------------------------------------------------------
For the period from
August 1, 2001 to
July 31, 2002
  Exchange of shares       (1,199,000)  1,199,000   $        --   $       --   $        --   $       --   $        --
  Stock options                    --          --            --       77,425            --           --        77,425
  Stock options forfeited          --          --            --     (557,893)           --           --      (557,893)
  Shares issued for cash           --     315,000         1,575      358,425            --           --       360,000
  Shares issued for
   consulting services
   (Note 5)                        --     133,607           668      247,841            --           --       248,509
Comprehensive loss
  Net loss                         --          --            --           --    (3,605,481)          --    (3,605,481)  $(3,605,481)
  Foreign currency
   translation adjustment          --          --            --           --            --      (48,832)      (48,832)      (48,832)
                                                                                                                        -----------
Comprehensive loss                                                                                                      $(3,654,313)
                          -------------------------------------------------------------------------------------------   ===========

Balance, July 31, 2002        705,471  17,008,450   $    88,570   $6,056,347   $(9,004,336)  $  (99,359)  $(2,958,778)
                          ===========================================================================================


    The accompanying summary of significant and accounting policies and notes are an integral part of these financial statements

===============================================================================

                                                         Orbit E-Commerce, Inc.
                                          Consolidated Statements of Operations
                                           (Expressed in United States dollars)

For the years ended July                                   2002            2001
-------------------------------------------------------------------------------


Revenue
  Communication services                           $    973,331    $    230,405
  Consulting fees                                            --          62,500
                                                   ----------------------------

                                                        973,331         292,905
                                                   ----------------------------


Expenses
  Cost of communication services                      2,344,178       1,338,042
  Selling, general and administrative (Note 5(c))       858,481       3,758,969
  Impairment of capital assets                        1,297,202              --
                                                   ----------------------------

                                                      4,499,861       5,097,011
                                                   ----------------------------

Loss from operations                                 (3,526,530)     (4,804,106)


Interest expense                                        (79,872)         (6,643)

Interest income                                             921          14,402
                                                   ----------------------------

Net loss for the period                            $ (3,605,481)   $ (4,796,347)
===============================================================================

Basic and diluted loss per share (Note 5)          $      (0.22)   $      (0.35)
===============================================================================

Weighted average number of shares                    16,749,656      13,707,176
===============================================================================


       The accompanying summary of significant and accounting policies and notes are an integral part of these financial statements.

===================================================================================

                                                             Orbit E-Commerce, Inc.
                                              Consolidated Statements of Cash Flows
                                               (Expressed in United States dollars)

For the years ended July 31                                     2002           2001
-----------------------------------------------------------------------------------


Cash flows provided by (used in)

Operating activities
  Net loss for the year                                  $(3,605,481)   $(4,796,347)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization                                           358,722        261,399
      Write-down of capital assets                         1,297,202             --
      Compensation expense (recovery) on stock options      (480,468)     1,097,400
      Shares issued for consulting services                  248,509             --
      Changes in assets and liabilities relating
        to operations
          GST receivable                                     (15,651)        53,581
          Accounts receivable                                 18,077        (18,077)
          Accounts payable and accrued liabilities         1,251,577        286,195
          Prepaid expenses                                    71,321        (19,592)
                                                         --------------------------

                                                            (856,192)    (3,135,441)
                                                         --------------------------

Investing activities
  Purchase of capital assets                                (122,939)    (1,292,544)
                                                         --------------------------

Financing activities
  Loans and advances                                          29,262             --
  Proceeds from common shares issued                         360,000      3,761,695
  Advances from shareholders                                 547,448        351,144
  Bank indebtedness                                            1,869             --
                                                         --------------------------

                                                             938,579      4,112,839
                                                         --------------------------

Effect of exchange rate changes on cash                           --         (1,480)
                                                         --------------------------

Net decrease in cash and cash
  equivalents during the year                                (40,552)      (316,626)

Cash, beginning of year                                       40,552        357,178
                                                         --------------------------

Cash, end of year                                        $        --    $    40,552
===================================================================================


       The accompanying summary of significant and accounting policies and notes are an integral part of these financial statements.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)
July 31, 2002 and 2001
--------------------------------------------------------------------------------

Nature of Business                  New Hilarity, Inc. a corporation organized
                                    under the laws of the State of Nevada
                                    changed its name to Orbit E-Commerce, Inc.
                                    ("OECI" or the "Company"). The Company
                                    during 2001, changed its business indirectly through the acquisition of a Canadian subsidiary Orbit Canada Inc. ("Orbit") (Note
                                    1). Orbit is a company incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. This focus has subsequently changed to the development of an American network.
                                    (see note 12).

                                    The Company conducted its business within one industry segment. The customer client base was across Canada.

Development Stage                   In prior years, the Company was considered
                                    to be a development stage company from
                                    inception through to the end of 2001. The
                                    Company moved out of the development stage in 2002 on the completion of its VoIP network across 12 Canadian locations.

Comparative Figures                 Comparative figures have been reclassified
                                    to conform with current year presentation.

Foreign Currency Translation        These consolidated financial statements are
                                    stated in United States dollars, "the
                                    reporting currency". The transactions of the Company have been recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars to United States dollars amounts have been made at the period end exchange rates for the balance sheet items and the average exchange rate for the period for revenues, expenses, gains and losses.
                                    Translation adjustments to reporting
                                    currency are included in equity.

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

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)
July 31, 2002 and 2001
--------------------------------------------------------------------------------

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

Impairment of Assets                Management reviews assets for impairment
                                    whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. During the year, management has deemed that impairment in the value of its network equipment has occurred.
                                    Accordingly the network equipment has been written down to its fair value based on its estimated net recoverable amount from sale.

Advertising Costs                   Advertising costs are expensed as incurred.
                                    Included in selling, general and
                                    administrative expenses is advertising
                                    expenses for the year ending July 31, 2002 of $24,865 (2001 - $385,478).

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

Fair Values                         The carrying amounts of financial
                                    instruments of the Company approximate fair value because of their short maturity.

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

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)

July 31, 2002 and 2001
--------------------------------------------------------------------------------

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

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)

July 31, 2002 and 2001
--------------------------------------------------------------------------------

Recently Issued Accounting
Standards (continued)               Previously, the Company did not have
                                    business combinations. As a result, the
                                    adoption of SFAS 141 and SFAS 142 will not affect the results of past transactions.
                                    However, all future business combinations will be accounted for under the purchase method, which may result result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future.

                                    In August 2001, the FASB issued SFAS No. 143
                                    "Accounting for Asset Retirement
                                    Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending July 31, 2003. Management believes the adoption of this statement will have no material impact on the financial statements.

                                    In August 2001, the FASB issued SFAS No.
                                    144, "Accounting for the Impairment or
                                    Disposal of Long-lived Assets". This
                                    statement supersedes SFAS No. 121
                                    "Accounting for the Impairment of Long-lived assets to be Disposed Of". This statement clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.

                                    In April 2002, the FASB issued SFAS No. 145
                                    "Rescission of FASB Statements No. 4, 44 and
                                    64, Amendment of FASB Statement No. 13, and
                                    Technical Corrections". SFAS No. 145
                                    eliminates the current requirement that
                                    gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB 30 to determine whether or not it should be classified as an extraordinary item. Additionally the statement contains other corrections to authoritative accounting literature in SFAS No. 4, 44 and 46. The provisions for debt extinguishment are applicable for fiscal years beginning after May 15, 2002 and the other changes were effective for all financial statements issued on or after May 15, 2002. Management believes the adoption of this statement will not have a material effect on the financial position and results of operations.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Summary of Significant Accounting Policies
                                            (Expressed in United States dollars)

July 31, 2002 and 2001
--------------------------------------------------------------------------------

Recently Issued Accounting
Standards (continued)               In June 2002, the FASB issued SFAS No. 146
                                    "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the date the liability is incurred and is measured and recorded at fair value. This is effective for exits or disposal activities initiated after December
                                    31, 2002. Management is of the opinion that the adoption of SFAS No. 146 will not have a material impact its financial position and results of operation.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2002
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

2.   Capital Assets

                                                                       2002         2001
                                                   Accumulated     Net Book     Net Book
                                         Cost     Amortization        Value        Value
                                      --------------------------------------------------

     Computer equipment               $   63,461    $   25,617   $   37,844   $   53,279
     Furniture and fixtures               23,823         6,200       17,623       22,347
     Network communication equipment     844,784       656,886      187,898    1,700,724
                                      --------------------------------------------------

                                      $  932,068    $  688,703   $  243,365   $1,776,350
                                      ==================================================

--------------------------------------------------------------------------------

3.   Due to Shareholders

     The amount due to shareholders includes loans of $809,795 (2001 - $326,250) which bear interest at rates between 9% and 15% per annum and are due on demand after June 5, 2002. The remaining balances are non-interest bearing and have no specific terms of repayments.

--------------------------------------------------------------------------------

4.   Due to Related Party

     The amount due to a person related to a director and officer of the Company, is a loan bearing interest at 10% per annum, calculated and payable monthly and matures on October 2, 2003. The loan has been secured by certain network communication equipment.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2002 and 2001
--------------------------------------------------------------------------------

5.   Share Capital

     (a)  Authorized

           2,120,497  Non-voting retractable exchangeable share
           Unlimited  Non-voting First Preference share
           2,000,000  Preferred Stock par value $0.005
          98,000,000  Common shares par value $0.005

          On September 5, 2000 Orbit amended its articles of incorporation to create 2,120,497 non-voting exchangeable shares and an unlimited number of first preference shares. The exchangeable shares are entitled to a preference over the common shares and the preference shares with respect to the payment of dividends and the distribution of assets. The holders of exchangeable shares are entitled to receive dividends equivalent to dividends declared by OECI on its common shares. The holders are entitled at any time to require Orbit to retract any or all of the exchangeable shares by delivering one common share. The exchangeable shares on liquidation will receive an amount per share equal to the market price of a Common share on the last business day prior to the liquidation.

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

          During the prior period, the shareholders approved by amendment to the Articles of Incorporation an increase in the number of authorized common shares from 20,000,000 to 98,000,000 and authorized a new class of 2,000,000 preferred stock, par value of $0.005 each.

          In order to maintain the inherent value of their investment, holders of the company's exchangeable shares are currently in the process of exchanging their shares into common shares of the company, on a 1:1 basis.

                                                                   July 31,    July 31,
                                                                       2002        2001
                                                                  ---------------------

     (b)  Issued and paid up

          17,008,450 Common shares (July 31, 2001 - 15,360,843)   $  88,570   $  86,327
                                                                  =====================

          During 2002, the Company issued 133,607 shares to an investor relation firm and recognized $248,509 for consulting services based on the market price of the underlying shares.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2002 and 2001
--------------------------------------------------------------------------------

5.   Share Capital

     (c)  Stock Options

          On April 12, 2001, the shareholders approved a Stock Incentive Plan, authorizing the granting of options and stock purchase rights to acquire up to 2,000,000 common shares of which 1,450,000 were granted to directors on February 28, 2001 at an exercise price of $6.875, vesting 1/3 immediately, 1/3 after the first year and 1/3 after the second year. The options expire in 10 years. A total of 1,200,000 options of the 1,450,000 granted were granted for consultants and directors for services other than director and subject to FAS 123. The calculation for the compensation is based on the Black-Scholes option pricing model with the assumption that no dividends are to be paid on common shares, a weighted average volatility factor for the Company's share price of 71.0%, a weighted average risk free rate of 4.0% and a life of 10 years, except for the 750,000 options below a life of 90 days was used. A compensation expense of $1,097,400 has been recorded for the year ending July 31, 2001 and included in selling, general and administrative expenses.

          Of the above outstanding options, 750,000 relate to three former senior management personnel who left the Company in July 2001. These options expired 90 days after the former senior management left. In addition the 200,000 remaining non-executive officer employee group options expired.

          During the year the Company cancelled its stock option plan and the President and CEO returned his 300,000 unvested stock options and 200,000 vested stock options. As a result, these statements include a recovery of compensation expense recorded in prior periods which did not vest, in the amount of $557,893, less a first quarter expense of $77,425 for a net recovery of $480,468.

          There are no stock options outstanding at July 31, 2002.

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

          There are no outstanding warrants at July 31, 2002.

--------------------------------------------------------------------------------

6.   Loss Per Common Share

     Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's commons stock. The exercise of 750,471 (2001 - 1,904,471) exchangeable shares would be anti-dilutive and have been excluded from the loss per common share calculation.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2002 and 2001
--------------------------------------------------------------------------------

7.   Income Taxes

     The Company has provided a full valuation allowance against deferred tax assets at July 31, 2002, due to uncertainties in the Company's ability to utilize its net operating losses.

     A reconciliation between income taxes provided at actual rates and at the basic rate of 39% (2001 - 42%) for federal and provincial taxes is as follows:

                                                            2002           2001
                                                    ---------------------------

     Taxes at statutory rates                       $ (1,406,000)  $ (2,014,000)
     Non-deductible compensation expense (recovery)     (187,000)       461,000
     Change in tax rate                                  129,000             --
     Valuation allowance                               1,464,000      1,553,000
                                                    ---------------------------

                                                    $         --   $         --
                                                    ===========================


     The significant components of the Company's future tax asset are suumarised as follows:

                                                            2002           2001
                                                    ---------------------------

     Loss carry forwards                            $  2,496,000   $  1,806,000
     Capital assets                                      774,000             --
                                                    ---------------------------

                                                       3,270,000      1,806,000
     Valuation allowance                              (3,270,000)    (1,806,000)
                                                    ---------------------------

                                                    $         --   $         --
                                                    ===========================

     The right to claim the loss carry forwards of approximately $6,401,000 expire $423,000 in 2007, $3,189,000 in 2008 and $2,789,000 in 2009.

--------------------------------------------------------------------------------

8.   Related Party Transactions

     During the year the Company paid management fees to a director and officer of the Company of $78,939 (2001 - $337,179).

     The related party transactions are recorded at their exchange amount.

--------------------------------------------------------------------------------

9.   Supplemental Cash Flow Information

                                                            2002           2001
                                                    ---------------------------

     (a)  Cash paid for interest                    $        958   $        585

     (b)  Non-cash transactions

          Shares to be issued reclassified to
           share capital                                      --         20,172

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2002 and 2001
--------------------------------------------------------------------------------

10.  Legal Proceedings

     (a) On September 7, 2001, the Company commenced two actions in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation (the "Conundrum Action"), and the second against Daniel N. Argiros and
          J. Gordon McMehen (the "Argiros-McMehen Action"). Mr. Argiros and Mr. McMehen are former officers and directors of the Company.

          The Conundrum Action seeks to recover damages against Conundrum Capital Corporation ("Conundrum") for breach of contract in the amount of $347,790 arising out of a Premises Sharing Agreement between the Company and Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, the Company was obliged to pay Conundrum one-half of the rent and other charges contemplated by the lease that had been previously entered into between Conundrum and the landlord for such premises. The Company claims that Conundrum, which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged the Company by at least $347,790. In addition, the Action seeks an accounting of all monies paid by the Company to Conundrum or on Conundrum's behalf. The defendant in this action has filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of $529,462 plus expenses post September 1, 2001.

          The Argiros-McMehen Action seeks to recover damages against Mr. Argiros and Mr. McMehen for breach of fiduciary duty by misappropriating funds of the Company and converting same to their own personal use and/or that of other corporations of which they are principals, including Conundrum, and damages in the amount of $54,219, wrongfully misappropriated by Mr. Argiros from the Company and converted to Mr. Argiros' personal use for his own personal gain. Such Action also seeks the return from Mr. Argiros and Mr. McMehen of a total of 1,400,000 shares, representing the shares of common stock in the Company owned beneficially by them. The defendants in this action have filed an answer to these claims generally denying the allegations.

          Such actions went to court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. In May 2002, the Argiros-McMehen Action was ordered by the court to be transferred to a case master for more efficient management. In June 2002, the parties and their respective attorneys agreed in principle to have the Argiros-McMehen Action dismissed and that the claim in the Conundrum Action be amended so that all causes of action of the two cases be consolidated into one case. Counsel for the Company has provided opposing counsel with an amended statement of claim but opposing counsel has to date not yet consented to such amended claim. As a result, such matters are currently being held in abeyance although settlement discussions have taken place. The Company believes the outcome of the foregoing matters are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

     (b) On October 27, 2001, Free Orbit Inc. and Non Orbit Inc. each as trustee for J. Gordon McMehen and Daniel N. Argiros (former Directors and Officers), commenced an action in the United States District Court for the District of Colorado against the Company, its Directors and transfer agent (the "Colorado Action"). Such Action was based upon the plaintiffs' desire to transfer shares and remove a restrictive legend from their certificates and the Company's refusal to grant authority to the sale of any such shares insofar that such shares are presently at issue in the Argiros-McMehen Action. Subsequently, the Colorado Action has been dismissed by all the parties.

================================================================================

                                                          Orbit E-Commerce, Inc.
                                      Notes to Consolidated Financial Statements
                                            (Expressed in United States dollars)
July 31, 2002 and 2001
--------------------------------------------------------------------------------

11.  Going Concern

     The consolidated financial statements have been prepared with the assumption that, on a going concern basis, the company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated net losses since inception of $9,004,336 and as at July 31, 2002, has a working capital deficiency of $3,172,881. With effect from June 2002 a decision was made to temporarily suspend OECI's presence in Canada and concentrate both human and financial capital on its expansion into the United States (more fully described in Note 12) because of the much larger market opportunity and advantages of economies of scale. OECI intends to restart its Canadian operations as soon as its American expansion has been successfully operated for a period of 6 to 12 months. The continued operations of the Company are dependent upon the Company's ability to obtain long term financing and the successful launch of the American operations.

--------------------------------------------------------------------------------

12.  Subsequent Events

     On October 1, 2002 agreements were signed between OECI and GAN and Associates Inc. ("GAN"), a privately held company, to form and operate an American based company called, Phoenix Telnet, LLC. ("Phoenix") to offer VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will contribute the initial capital assets required to launch the proposed services as well as adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centres in the United States; encompassing a population in excess of 75 million. The amount of GAN's financial contribution to this venture is up to US$3 million.