Form 10QSB
period 2002-10-31
ORBIT E COMMERCE INC
filed 2002-12-16
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2002

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

                       14845 Yonge Street
                Aurora, Ontario, Canada L4G 6H8
            (Address of Principal Executive Offices)

                         (416) 860-6249
        (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes   [ X ]  No   [   ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.005 par value per share: 17,008,450
outstanding as of December 12, 2002




                PART I - FINANCIAL INFORMATION



                     ORBIT E-COMMERCE, INC.


                 Index to Financial Information
                 Period Ended October 31, 2002


     Item                                            Page

     Item 1 -  Financial Statements:

     Consolidated Balance Sheets                      3

     Consolidated Interim Statements of Changes in
     Shareholders' Deficit                            4

     Consolidated Interim Statements of Earnings      5

     Consolidated Interim Statements of Cash Flows    6

     Notes to Consolidated Interim
     Financial Statements                             7

     Item 2 -  Management's Discussion and
               Analysis or Plan of Operation          10

     Item 3 -  Controls and Procedures                17

========================================================================
                                                  Orbit E-Commerce, Inc.
                                             Consolidated Balance Sheets
                                    (Expressed in United States dollars)

                                              October 31,       July 31,
                                                     2002           2002
------------------------------------------------------------------------
                                               (Unaudited)
Assets

Current
  Cash and cash equivalents                   $       480    $        --
  GST receivable                                   12,419         34,278
  Prepaid expenses                                    642            632
                                              --------------------------
                                                   13,541         34,910
Phoenix Telnet LLC Joint Venture (Note 2)              --             --
Capital assets (Note 3)                           187,898        243,365
                                              --------------------------
                                              $   201,439    $   278,275
========================================================================

Liabilities and Shareholders' Deficit

Current
  Bank indebtedness                           $        --    $     1,869
  Accounts payable                              2,109,006      2,236,023
  Accrued liabilities                              52,606         71,307
  Due to shareholders (Note 4)                    957,889        898,592
                                              --------------------------
                                                3,119,501      3,207,791
Due to related party (Note 4)                      68,872         29,262
                                              --------------------------
                                                3,188,373      3,237,053

Shareholders' Deficit
  Share capital issued and paid up (Note 5)        88,570         88,570
  Capital in excess of par value                6,056,347      6,056,347
  Cumulative translation adjustment               (92,803)       (99,359)
  Deficit                                      (9,039,048)    (9,004,336)
                                              --------------------------
                                               (2,986,934)    (2,958,778)
                                              --------------------------
                                              $   201,439    $   278,275
========================================================================

                          See accompanying notes


====================================================================================================================================
                                                                                                               Orbit E-Commerce, Inc
                                                                 Consolidated Interim Statements of Changes in Shareholders' Deficit
                                                                                                (Expressed in United States dollars)
July 31, 2002 (Unaudited October 31, 2002)
------------------------------------------------------------------------------------------------------------------------------------

                          Exchangeable   Common       Paid up     Capital in   Accumulated      Other                  Comprehensive
                             Shares      Shares        Amount      Excess of     Deficit    Comprehensive    Total         Loss
                                         Total          Loss       Par value                     Loss
                          ----------------------------------------------------------------------------------------------------------
Balance,  July 31, 2001    1,904,471    15,360,843  $   86,327    $5,930,549   $(5,398,855)  $ (50,527)   $  567,494
                          ------------------------------------------------------------------------------------------
For the year from
   August 1, 2001
   to July 31, 2002
  Exchange of shares      (1,199,000)    1,199,000          --            --            --          --            --
  Stock options                   --            --          --        77,425            --          --        77,425
  Stock options forfeited                                           (557,893)           --          --      (557,893)
  Shares issued for cash          --       315,000       1,575       358,425            --          --       360,000
  Shares issued for
   consulting services            --       133,607         668       247,841            --          --       248,509
 Net loss                                                                       (3,605,481)         --    (3,605,481)   $(3,605,481)
 Foreign currency translation
   adjustment                                                                           --     (48,832)      (48,832)       (48,832)
                                                                                                                        -----------
Comprehensive loss                                                                                                      $(3,654,313)
                                                                                                                        ===========
                          ------------------------------------------------------------------------------------------
Balance, July 31, 2002       705,471    17,008,450   $  88,570    $6,056,347   $(9,004,336)   $(99,359)  $(2,958,778)
                          ------------------------------------------------------------------------------------------

For the period from
  August 1, 2002 to
  October 31, 2002
 Net loss                         --            --          --            --       (34,712)         --       (34,712)  $   (34,712)

 Foreign currency
   translation adjustment         --            --          --            --            --       6,556         6,556         6,556
                                                                                                                        -----------
Comprehensive loss                                                                                                      $  (28,156)
                          ------------------------------------------------------------------------------------------   ===========
Balance, October 31, 2002    705,471    17,008,450   $  88,570    $6,056,347   $(9,039,048)  $ (92,803)  $(2,986,934)
                          ==========================================================================================

                                                       See accompanying notes

=============================================================================================
                                                                       Orbit E-Commerce, Inc.
                                                  Consolidated Interim Statements of Earnings
                                                         (Expressed in United States dollars)
                                                                                  (Unaudited)

                                                   For the three months  For the three months
                                                                  Ended                 Ended
                                                            October 31,           October 31,
                                                                   2002                  2001
---------------------------------------------------------------------------------------------
Revenue
  Long distance services                                  $         --           $    325,453
                                                          -----------------------------------


Expenses
  Cost of communication services (net recovered)               (50,191)               478,162
  Selling, general and administrative                           46,961                182,941
  Loss on foreign exchange                                       4,163                     --
                                                          -----------------------------------

                                                                   933                661,103
                                                          -----------------------------------

Loss from operations                                              (933)              (335,650)


Interest expense                                                    --                (13,782)

Interest income                                                     --                     64

Loss on disposition of capital assets                          (33,779)                    --
                                                          -----------------------------------

Net loss for the period                                   $    (34,712)          $   (349,368)
                                                          ===================================

Basic and fully diluted loss per share (Note 5)           $         --           $      (0.02)
                                                          ===================================

Weighted average number of shares                           17,008,450             15,960,343
                                                          ===================================

                                    See accompanying notes

======================================================================================================
                                                                                Orbit E-Commerce, Inc.
                                                         Consolidated Interim Statements of Cash Flows
                                                                  (Expressed in United States dollars)
                                                                                           (Unaudited)

                                                            For the three months  For the three months
                                                                           Ended                 Ended
                                                                     October 31,           October 31,
                                                                            2002                  2001
------------------------------------------------------------------------------------------------------
Cash from (used in)

Operating activities
  Net loss for the period                                            $   (34,712)          $ (349,368)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Loss on disposal of assets                                           33,779                   --
     Amortization                                                          9,448               90,150
     Compensation expense                                                     --               77,430
     Changes in assets and liabilities relating
      to operations
        GST receivable                                                    21,859               18,223
        Accounts receivable                                                   --              (24,545)
        Accounts payable and accrued liabilities                        (145,718)              52,854
        Prepaid expenses                                                     (10)             (48,482)
                                                                     --------------------------------
                                                                        (115,354)            (183,738)
                                                                     --------------------------------
Investment activities
  Purchase of capital assets                                                  --             (130,618)
  Proceeds received from disposal of assets                               12,240                   --
                                                                     --------------------------------
                                                                          12,240             (130,618)
                                                                     --------------------------------
Financial activities
  Advances from shareholders                                              59,297              184,067
  Loans and advances                                                      39,610               72,327
  Bank indebtedness                                                       (1,869)              42,139
                                                                     --------------------------------
                                                                          97,038              298,533
                                                                     --------------------------------
Effect of exchange rate changes on cash                                    6,556                  964
                                                                     --------------------------------
Net increase (decrease) in cash during the period                            480              (14,859)

Cash, beginning of period                                                     --               40,552
                                                                     --------------------------------

Cash, end of period                                                  $       480           $   25,693
=====================================================================================================
Represented by
  Cash                                                               $       480           $   13,045
  Short term deposits                                                         --               12,648
                                                                     --------------------------------
                                                                     $       480           $   25,693
=====================================================================================================
Supplemental Cash Flow Information
  Cash paid for interest                                             $       689           $    1,758
=====================================================================================================

                                    See accompanying notes

Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
October 31, 2002

The financial information for the period ended
October 31,2002 presented in this Form 10-QSB has been prepared from the accounting records of Orbit
E-Commerce, Inc. (the "Company" or "OECI"), a
Nevada incorporated Company that is an SEC registrant and that trades on the Over-the-Counter
Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period.
The results of operations for the period ended
October 31,2002 are not necessarily indicative of the results to be expected for a full year.

The financial statements do not include certain information included in the Company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 10-K SB dated
November 22, 2002.


1.     Nature of Operations

Since inception, Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. During this quarter, this focused has changed to the development of an American network (see note ).
In prior years, the Company was considered to be a development stage company from inception through to the end of 2001. The Company moved out of the development stage in 2002 on the completion of its VoIP network across 12
Canadian locations.


2. Phoenix Telnet Joint Venture

On October 1,2002 agreements were signed between Orbit E-Commerce ("OECI") and GAN and
Associates Inc. ("GAN"), a privately held company, to form and operate an American based company called, Phoenix Telnet, LLC.
("Phoenix") to offer VoIP and other data and long distance services in the United States.
Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will lease to Phoenix the initial network capital assets required to launch the proposed services as well as provide adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centres in the United
States, encompassing a population in excess of 75 million. The amount of GAN's financial contribution to this venture is up to US$3 million.


3.     Capital Assets

                                                      October 31, July 31,
                                                      2002        2002
                                         Accumulated  Net Book    Net Book
                                  Cost   Amortization Value       Value


(Unaudited)
Computer equipment                $  -      $  -      $  -       $37,844
Furniture and fixtures               -         -         -        17,623
Network communication equipment   844,784   656,886  187,898     187,898

                                 $844,784 $ 656,886 $187,898  $  243,365


Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
October 31, 2002


4.     Due to Shareholders

The amount due to shareholders includes loans of $878,419 which bear interest at rates between 9% and 15% per annum and is due on demand after June 5, 2002. The remaining balances are non-interest bearing and have no specific terms of repayment.


5.     Due to Related Party

The amount due to a person related to a
director and officer of the Company includes a promissory note in the amount of $68,872 which bears interest at 10% per annum, calculated and payable monthly and matures on October 2, 2003.
The note has been secured by certain network communication equipment.


6. Share Capital

(a)    Authorized

2,120,497  Non-voting retractable exchangeable share
Unlimited  Non-voting First Preference share
2,000,000  Preferred Stock par value $0.005
98,000,000 Common shares par value $0.005

                                                October 31,  July 31,
                                                  2002        2002

                                                (Unaudited)
   (b)    Issued and paid up

17,008,450 Common shares (July 31, 2002 -
17,008,450)                                      $ 226,327   $ 88,570

During the year ended July 31,2002 the
Company issued 133,607 shares to an investor relation firm and recognized $248,509 for consulting services basssed on the market price of the underlying shares.

   (c)    Stock Options

There are no stock options outstanding.
During the prior year the company cancelled its stock option plan and all outstanding earned stock options. As a result, the prior year statements include a recovery of compensation expense recorded in prior periods in the amount of $480,468.


7. Loss Per Common Share

Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's commons stock outstanding. The exercise of 750,471 exchangeable shares would be anti-dilutive and have been excluded from the loss per common share.


8.     Income Taxes

The Company has provided a full valuation allowance against deferred tax assets at October 31,2002, due to uncertainties in the Company's ability to utilize its net operating losses.

Orbit E-Commerce, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
October 31, 2002



9. Legal Proceedings

a)   On September 7, 2001 the Company
commenced two actions in the Ontario Superior
Court of Justice, one against Conundrum
Capital Corporation (the "Conundrum Action"), and the second against Daniel N. Argiros and
J. Gordon McMehen (the "Argiros-McMehen
Action") Mr. Argiros and Mr. McMehen are former officers and directors of the Company.

The Conundrum Action seeks to recover damages against Conundrum Capital Corporation
("Conundrum") for breach of contact in the amount of $347,790 arising out of a Premises
Sharing Agreement ("The Agreement") between the Company and Conundrum relating to premises located at 161 Bay Street, Toronto,
Ontario, Canada. In connection therewith, the Company was obligated to pay Conundrum one-half of the rent and other charges contemplated by the lease that had been previously entered into between Conundrum and the landlord for such premises. The Company claims that Conundrum which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged the Company by at least $347,790. In addition, the Action seeks an accounting of all monies paid by the Company to Conundrum or on Conundrum's behalf. The defendant in this action has filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of $529,462 plus expenses post September 1,2001.

The Argiros-McMehen Action seeks to recover damages against Mr. Argiros and Mr. McMehen for breach of fiduciary duty by misappropriating funds of the Company and converting same to their own personal use and /or that of other corporations of which they are principals, including Conundrum, and damages in the amount of $54,219, wrongfully misappropriated by Mr. Argiros from the Company and converted to Mr. Argiros' personal use for his own personal gain. such Action also seeks the return from Mr.
Argiros and Mr. McMehen of a total of
1,400,000 shares, representing the shares of common stock in the Company owned beneficially by them. The defendants in this action have filed an answer to these claims generally denying the allegations.

Such actions went to court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. In May 2002, the Argiros-McMehen Action was ordered by the court to be transferred to a case master for more efficient management. In June 2002, the parties and their respective attorneys agreed in principle to have the Argiros-McMehen Action dismissed and that the claim in the Conundrum Action be amended so that all causes of action of the two cases be consolidated into one case. Counsel for the Company has provided opposing counsel with an amended statement of claim but opposing counsel has to date not the consented to such amended claim. As a result, such matters are currently being held in abeyance although settlement discussion have taken place. The
Company believes the outcome of the foregoing matters are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

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

Results of Operations

     The Company reported no revenue from
operations for the three months ended October 31, 2002 compared to revenues of approximately
$325,000 for the three months ended October 31, 2001.

     Expenses were approximately $1,000 for the three months ended October 31, 2002 compared to approximately $661,000 for the three months ended
October 31, 2001.  During the three months ended
October 31, 2002, there was a net recovery of approximately $50,000 for the cost of communication services. In addition, during the three months ended October 31, 2002, selling, general and administrative expenses were approximately $47,000 which was primarily associated with legal and auditing fees incurred for filing with the Securities and Exchange
Commission.  Expenses for the quarter ended
October 31, 2001 were comprised primarily of costs associated with establishing and developing the Company's communications services and selling, general and administrative expenses. For the quarter ended October 31, 2001, the Company recognized cost of communication services of approximately $478,000, and the Company had selling, general and administrative expenses of approximately $183,000. The decline in expenses for the three months ended October 31, 2002 compared to the comparable period of the prior year was primarily due to the Company's decision to temporarily suspend its operations in Canada and concentrate on its expansion in the United
States.

     For the quarter ended October 31, 2002, the Company had a net loss of approximately $35,000 compared to a net loss of approximately $349,000 for the quarter ended October 31, 2001. The decrease in net loss is primarily due to the decline in expenses resulting from the Company's decision to temporarily suspend its operations in Canada and concentrate on its expansion in the United States. The Company's net loss for the three months ended October 31, 2002 consisted of a net loss from operations of approximately $1,000 and a loss on the disposition of capital assets of approximately $34,000 for which there was not a comparable item in the three months ended October
31, 2001.  The net loss for the three months ended
October 31, 2001 consisted primarily of a net loss from operations of approximately $336,000 and interest expense of approximately $14,000.


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

Liquidity and Capital Resources

     On October 31, 2002, the Company had cash of approximately $500 and a working capital deficit of approximately $3,106,000.

     Cash used in operating activities was
approximately $115,000 for the three months ended
October 31, 2002 which was primarily the result of a loss of approximately $35,000 and accounts payable and accrued liabilities of approximately
$146,000, offset by a loss on disposal of assets of approximately $34,000 and a GST receivable of approximately $21,000. Cash used in operating activities was approximately $184,000 for quarter ended October 31, 2001 which was primarily the result of a loss of approximately $350,000, accounts receivable of approximately $25,000, prepaid expenses of approximately $48,000, offset by amortization of $90,000, compensation expense of $77,000 and accounts payable and accrued liabilities of $53,000.

     For the three months ended October 31, 2002, the Company obtained approximately $97,000 from financing activities primarily from advances from shareholders and other loans and advances, and recovered approximately $12,000 in investing activities resulting from proceeds received from the disposal of assets as compared to approximately $299,000 obtained from financing activities in the three months ended October 31, 2001 primarily from advances from shareholders, other loans and advances and bank indebtedness and used approximately $131,000 in investing activities for the purchase of capital assets.

     At October 31, 2002, the amount due to
shareholders for shareholders loans was
approximately $958,000 compared to $899,000 at July 31, 2002. Approximately $878,000 of such loans at October 31, 2002 bear interest at a rate between 9% and 15% and are due on demand after June 5, 2002. The remaining balances are non-interest bearing and have no specific terms of repayments.

     During the next 12 months, the Company
anticipates that its only business operations will be its interest in Phoenix as a 49% owner (see above). In this regard, the Company has reduced its expenses to primarily only those expenses necessary to maintaining the Company as a reporting entity, including legal and accounting fees, retaining its corporate charter and filing necessary tax returns. As mentioned above and in order to cover such expenses, the Company obtained certain additional shareholders loans and the Company sold certain of its equipment in the three months ended October 31, 2002. In addition, the Company anticipates that it will be able to obtain additional shareholders loans in the future until such time that Phoenix is able to make distributions on its profits to the Company as a 49% owner. No assurance can be given, however, that the Company will be able to obtain additional shareholders loans or that the business of Phoenix will be profitable. The Company's inability to secure additional loans or in the event Phoenix fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

Critical Accounting Policies

     Management has determined that the following policies are critical to the business of the Company at this time. The major assets that could be affected by these policies are capital assets.

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

     Impairment of Assets

     Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows.
If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. During the three months ended October
31, 2002, management has deemed that impairment in the value of its office computers and equipment, furniture and fixtures has occurred. Accordingly such property has been written down to a net book value of zero.

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

     NET LOSS; NEED FOR ADDITIONAL FINANCING. For the thee months ended October 31, 2002, the Company incurred a net loss of approximately
$35,000, and, as at October 31, 2002, had a working capital deficiency of approximately
$3,106,000. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its new business venture in the United States with GAN. No assurance can be given, however, that the Company will be able to obtain additional financing or that such business venture with GAN will be successful. The Company's inability to secure additional financing or in the event the new business venture fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

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


Item 3.   Controls and Procedures.

      The Company's Chief Executive Officer and
Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules
13a-14(c) and 15d-14(c) under the Securities
Exchange Act of 1934, as amended (the "Exchange
Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company
(including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     Reference is made to the Company's Form 10-
KSB for the year ended July 31, 2002 and the financial statements included therein and in particular to Part I, Item 3 and Note 10 to the financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of
1934, for information on litigation involving the Company.

     With regard to the action commenced by the
Company in the Superior Court of the State of
California, County of Los Angeles, against Rubin
Investment Group Inc. and Dan Rubin (pursuant to
which the Company had obtained a temporary
restraining on November 19, 2002 which provided
that pending the hearing and determination of an
order to show cause for a preliminary injunction
and temporary restraining order, the defendants be
restrained from transferring in any manner the
shares at issue and from taking any action to
consummate sales of such shares), the Court on
December 10, 2002 denied the Company's application
for a preliminary injunction and dissolved the
temporary restraining order.   Other than the
foregoing, there have been no material changes in any of the legal proceedings.

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

     None.


Item 5.  Other Information.

     None.




Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          99.1     Certification pursuant to
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended October
          31, 2002.

          None.



                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ORBIT E-COMMERCE, INC.
                                (Registrant)



Dated: December 16, 2002        By: /s/ Douglas C. Lloyd
                                    Douglas C. Lloyd,
                                    President and
                                    Chief Executive Officer



Dated: December 16, 2002        By: /s/ Donald G. Payne
                                    Donald G. Payne,
                                    Chief Financial Officer
                                    (Principal Accounting and
                                    Financial Officer)




                         CERTIFICATIONS

I, Douglas C. Lloyd, certify that:

1.   I have reviewed this quarterly report on Form
10-QSB of Orbit E-Commerce, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial
statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the
registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

     (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors
(or persons performing the equivalent functions):

     (a)  all significant deficiencies in the
design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 16, 2002  /s/ Douglas C. Lloyd
                         Douglas C. Lloyd
                         President and
                         Chief Executive Officer


I, Donald G. Payne, certify that:

1.   I have reviewed this quarterly report on Form
10-QSB of Orbit E-Commerce, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial
statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the
registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

     (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors
(or persons performing the equivalent functions):

     (a)  all significant deficiencies in the
design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 16, 2002      /s/ Donald G. Payne
                             Donald G. Payne
                             Chief Financial
                             Officer