Form 10QSB
period 2003-01-31
ORBIT E COMMERCE INC
filed 2003-03-17
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2003

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

                         (416) 850-7139
        (Issuer's Telephone Number, Including Area Code)

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

         Common, $.005 par value per share: 20,263,450
               outstanding as of January 31, 2003

                PART I - FINANCIAL INFORMATION



                     ORBIT E-COMMERCE, INC.


                 Index to Financial Information
                 Period Ended January 31, 2003


     Item
                                                  Page

     Item 1 -  Financial Statements:

     Consolidated Balance Sheets                   3

     Consolidated Interim Statements
      of Changes in  Shareholders'
      Deficit                                      4

     Consolidated Interim Statements
      of Operations                                5

     Consolidated Interim Statements
      of Cash Flows                                 6

     Notes to Consolidated Interim
      Financial Statements                          7


     Item 2 -  Management's Discussion and
               Analysis or Plan of Operation       11

     Item 3 -  Controls and Procedures             17

================================================================================
                                                          Orbit E-Commerce, Inc.
                                                     Consolidated Balance Sheets
                                            (Expressed in United States dollars)

                                                     January 31       July 31
                                                        2003            2002
--------------------------------------------------------------------------------
                                                    (Unaudited)

Assets

Current
  Cash and cash equivalents                         $    53,071     $        --
  GST receivable                                             --          34,278
  Prepaid expenses                                          657             632
                                                    ---------------------------

                                                         53,728          34,910

Phoenix Telnet LLC Joint Venture (Note 2)                    --              --

Capital assets (Note 3)                                 123,151         243,365
                                                    ---------------------------

                                                    $   176,879     $   278,275
================================================================================

Liabilities and Shareholders' Deficit

Current
  Bank indebtedness                                 $        --     $     1,869
  Accounts payable                                      926,476       2,236,023
  Accrued liabilities                                    10,463          71,307
  Due to shareholders (Note 4)                           98,000         898,592
                                                    ---------------------------

                                                      1,034,939       3,207,791

Due to related party (Note 5)                            61,654          29,262
                                                    ---------------------------

                                                      1,096,593       3,237,053
                                                    ---------------------------


Shareholders' Deficit
  Share capital issued and paid up (Note 6)             104,845          88,570
  Capital in excess of par value                      7,667,572       6,056,347
  Cumulative translation adjustment                     (95,454)        (99,359)
  Deficit                                            (8,596,677)     (9,004,336)
                                                    ---------------------------

                                                       (919,714)     (2,958,778)
                                                    ---------------------------

                                                    $   176,879     $   278,275
================================================================================

====================================================================================================================================
                                                                                                               Orbit E-Commerce, Inc
                                                                 Consolidated Interim Statements of Changes in Shareholders' Deficit
                                                                                                (Expressed in United States dollars)
July 31, 2002 (Unaudited January 31, 2003)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Capital in                  Other
                            Exchangeable    Common       Paid up    Excess of   Accumulated  Comprehensive             Comprehensive
                               Shares       Shares       Amount     Par value     Deficit        Loss        Total              Loss
                            --------------------------------------------------------------------------------------------------------
Balance, July 31, 2001      $ 1,904,471  $15,360,843  $    86,327  $ 5,930,549  $(5,398,855) $   (50,527) $   567,494
                            -----------------------------------------------------------------------------------------

For the year from August 1,
 2001 to July 31, 2002
  Exchange of shares         (1,199,000)   1,199,000           --           --           --           --           --
  Stock options                      --           --           --       77,425           --           --       77,425
  Stock options forfeited                                             (557,893)          --           --     (557,893)
  Shares issued for cash             --      315,000        1,575      358,425           --           --      360,000
  Shares issued for
    consulting services              --      133,607          668      247,841           --           --      248,509
 Net loss                                                                        (3,605,481)          --   (3,605,481) $(3,605,481)
 Foreign currency
   translation adjustment                                                                --      (48,832)     (48,832)     (48,832)
                                                                                                                       -----------

Comprehensive loss                                                                                                     $(3,654,313)
                                                                                                                       ===========
                            -----------------------------------------------------------------------------------------

Balance, July 31, 2002          705,471   17,008,450  $    88,570  $ 6,056,347  $(9,004,336) $   (99,359) $(2,958,778)
                            -----------------------------------------------------------------------------------------


For the period from August 1,
 2002 to January 31, 2003
  Shares issued in exchange
    for debt redemption              --    3,255,000       16,275    1,611,225           --           --           --
 Net earnings                        --           --           --           --      407,659           --      407,659  $   407,659
 Foreign currency
  translation adjustment             --           --           --           --           --        3,905        3,905        3,905
                                                                                                                       -----------

Comprehensive earnings                                                                                                 $   411,564
                                                                                                                       ===========
                            -----------------------------------------------------------------------------------------

Balance, January 31, 2003       705,471   20,263,450  $   104,845  $ 7,667,572  $(8,596,677) $   (95,454) $(2,547,214)
                            =========================================================================================

                             See accompanying notes

===========================================================================================================
                                                                                     Orbit E-Commerce, Inc.
                                                              Consolidated Interim Statements of Operations
                                                                       (Expressed in United States dollars)
                                                                                                (Unaudited)

                                              For the Three     For the Six   For the Three     For the Six
                                               Months Ended    Months Ended    Months Ended    Months Ended
                                                 January 31      January 31      January 31      January 31
                                                       2003            2003            2002            2002
-----------------------------------------------------------------------------------------------------------
Revenue
  Long distance services                       $         --    $         --    $    395,205    $    685,837
                                               ------------------------------------------------------------

Expenses
  Cost of communication services (recovered)       (451,285)       (501,476)        478,536         771,596
  Selling, general and administrative
      (recovered) (Note 6c)                          16,244          57,920        (173,200)        246,884
  Amortization                                        6,268          15,716          88,606         178,906
                                               ------------------------------------------------------------

                                                   (428,773)       (427,840)        393,942       1,197,386
                                               ------------------------------------------------------------

Earnings (loss) from operations                     428,773         427,840           1,263        (511,549)

Interest expense                                         --              --         (38,112)        (41,899)

Interest income                                          --              --              81             109

Gain (loss) on disposition of capital
    assets                                           13,598         (20,181)             --              --
                                               ------------------------------------------------------------


Net income/loss for the period                      442,371    $    407,659         (36,768)   $   (553,339)
===========================================================================================================

Basic earnings (loss) per share                $       0.02    $       0.02    $         --    $      (0.03)
Fully diluted earnings (loss) per share        $       0.02    $       0.02    $         --    $      (0.03)
===========================================================================================================

Weighted average number of shares
         Basic                                   23,762,933      20,385,692      16,689,952      16,331,691
         Fully diluted                           25,568,404      21,641,163      16,689,952      16,331,691
===========================================================================================================

=========================================================================================
                                                                   Orbit E-Commerce, Inc.
                                            Consolidated Interim Statements of Cash Flows
                                                     (Expressed in United States dollars)
                                                                              (Unaudited)

                                                              For the Six     For the Six
                                                             Months Ended    Months Ended
                                                               January 31      January 31
                                                                     2003            2002
-----------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities
  Net earnings (loss) for the period                         $    407,659    $   (553,339)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Loss on disposal of assets                                   20,181              --
      Amortization                                                 15,716         178,906
      Compensation expense recovered                                   --        (480,463)
      Changes in assets and liabilities relating
        to operations
         GST  receivable                                           34,278          (7,196)
         Accounts receivable                                           --          (6,764)
         Accounts payable and accrued liabilities                (543,483)        503,222
         Prepaid expenses                                             (25)        (20,610)
                                                             ----------------------------

                                                                  (65,674)       (386,244)
                                                             ----------------------------

Investment activities
  Purchase of capital assets                                           --        (122,939)
  Proceeds on disposal of capital assets                           84,317              --
                                                             ----------------------------

                                                                   84,317        (122,939)
                                                             ----------------------------

Financial activities
  Proceeds from capital shares issued                                  --         140,000
  Advances from shareholders                                           --         251,741
  Advances from related parties                                    32,392          59,719
                                                             ----------------------------

                                                                   32,392         451,460
                                                             ----------------------------

Effect of exchange rate changes on cash                             3,905          34,452
                                                             ----------------------------

Net change in cash during the period                               54,940         (23,271)

Cash (indebtedness), beginning of period                           (1,869)         40,552
                                                             ----------------------------

Cash, end of period                                          $     53,071    $     17,281
=========================================================================================

Supplemental Cash Flow Information
  Cash paid for interest                                     $         --    $      8,424
=========================================================================================

================================================================================
                                                          Orbit E-Commerce, Inc.
                              Notes to Interim Consolidated Financial Statements
                                            (Expressed in United States dollars)
                                                                     (Unaudited)
January 31, 2003
--------------------------------------------------------------------------------

The financial information for the period ended January 31, 2003 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated Company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended January 31, 2003 are not necessarily indicative of the results to be expected for a full year.

The financial statements do not include certain information included in the Company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 10-K SB dated November 22, 2002.

--------------------------------------------------------------------------------

1.    Nature of Operations

      Since inception, Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. During this quarter, this focused has changed to the development of an American network (see note
      2). In prior years, the Company was considered to be a development stage company from inception through to the end of 2001. The Company moved out of the development stage in 2002 on the completion of its VoIP network across 12 Canadian locations.

--------------------------------------------------------------------------------

2.   Phoenix Telnet Joint Venture

     On October 1, 2002 agreements were signed between Orbit E-Commerce ("OECI") and GAN and Associates Inc. ("GAN"), a privately held company, to form and operate an American based company called, Phoenix Telnet, LLC. ("Phoenix") to offer VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will lease to Phoenix the initial network capital assets required to launch the proposed services as well as provide adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centres in the United States, encompassing a population in excess of 75 million. The amount of GAN's financial contribution to this venture is up to US$3 million. To date, GAN has contributed US$1.8 million.

--------------------------------------------------------------------------------

3.    Capital Assets

                                                                       January 31,       July 31,
                                                                              2003           2002
                                                        Accumulated       Net Book       Net Book
                                                Cost   Amortization          Value          Value
                                        ---------------------------------------------------------
                                                                       (Unaudited)
      Computer equipment                $         --   $         --   $         --   $     37,844
      Furniture and fixtures                      --             --             --         17,623
      Network communication equipment        648,229        525,078        123,151        187,898
                                        ---------------------------------------------------------

                                        $    648,229   $    525,078   $    123,151   $    243,365
                                        =========================================================

--------------------------------------------------------------------------------

================================================================================
                                                          Orbit E-Commerce, Inc.
                              Notes to Interim Consolidated Financial Statements
                                            (Expressed in United States dollars)
                                                                     (Unaudited)
January 31,2003
--------------------------------------------------------------------------------

4.    Due to Shareholders

      The amounts due to shareholders are non-interest bearing and have no specific terms of repayment.

--------------------------------------------------------------------------------

5.    Due to Related Party

      The amount due to a person related to a director and officer of the Company includes a promissory note in the amount of $30,676 which bears interest at 10% per annum, calculated and payable monthly and matures on October 2, 2003. The note has been secured by certain network communication equipment.

--------------------------------------------------------------------------------

6.    Share Capital

      (a)  Authorized

            2,120,497  Non-voting retractable exchangeable share
            Unlimited  Non-voting First Preference share
            2,000,000  Preferred Stock par value $0.005
           98,000,000  Common shares par value $0.005

                                                                     January 31,      July 31,
                                                                            2003          2002
                                                                     -------------------------
                                                                      (Unaudited)
      (b)  Issued and paid up
           17,008,450  Common shares (July 31, 2002 - 17,008,450)    $   226,327   $    88,570
                                                                     =========================

           During the year ended July 31, 2002 the Company issued 133,607 shares to an investor relation firm and recognized $248,509 for consulting services based on the market price of the underlying shares.

      (c)  Stock Options

           During the prior year the company cancelled its stock option plan and all outstanding earned stock options. As a result, the prior year statements include a recovery of compensation expense recorded in prior periods in the amount of $480,468.

           Effective January 2003, the Company adopted a new stock option plan under which employees, officers, directors and consultants may be granted options to purchase shares of Company common stock at the fair market value at the time of the grant. Options generally vest immediately and expire in 5 years from the date of grant. The company has reserved 5,000,000 common shares for issuance under the plan.

           Summarized information relative to the Company's stock option plan (shares in thousands) is as follows:

                                                Number of Shares   Average Price
              Granted January 3, 2003                      3,300           $0.30
              Outstanding at January 31, 2003              3,300           $0.30

--------------------------------------------------------------------------------

================================================================================
                                                          Orbit E-Commerce, Inc.
                              Notes to Interim Consolidated Financial Statements
                                            (Expressed in United States dollars)
                                                                     (Unaudited)
January 31,2003
--------------------------------------------------------------------------------

6.    Share Capital (continued)

      (c)  Stock Options (continued)

           As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to measure stock-based compensation using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No.123 requires supplemental disclosure to show the effects of using the new measurement criteria.

           Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2003 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           For the Three   For the Six
                                                            Months ended  Months ended
                                                              January 31    January 31
                                                                    2003          2003
                                                           ---------------------------
                  Net income - as reported                  $    442,371  $    407,659
                  Net income - pro forma                    $     79,371  $     44,659
                  Basic earnings per share - as reported    $       0.02  $       0.02
                  Diluted earnings per share - as reported  $       0.02  $       0.02
                  Basic earnings per share - pro forma      $         --  $         --
                  Diluted earnings per share - pro forma    $         --  $         --

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted on January 3, 2003: dividend yield of 0%; expected volatility of 30%; risk-free rate of return of 5%; and expected life of 5.0 years. The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

--------------------------------------------------------------------------------

7.    Earnings (Loss) Per Common Share

      The per share data has been calculated using the weighted average number of common shares outstanding during each period presented on both a basic and diluted basis in accordance with SFAS 128. Outstanding options and exchangeable shares for the three and six months ended January 31, 2002 have been excluded from the computation due to their antidilutive effect.

--------------------------------------------------------------------------------

8.    Income Taxes

      The Company has provided a full valuation allowance against deferred tax assets at January 31, 2003, due to uncertainties in the Company's ability to utilize its net operating losses.

--------------------------------------------------------------------------------

================================================================================
                                                          Orbit E-Commerce, Inc.
                              Notes to Interim Consolidated Financial Statements
                                            (Expressed in United States dollars)
                                                                     (Unaudited)
January 31,2003
--------------------------------------------------------------------------------

9.    Legal Proceedings

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

      Such actions went to court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. In May 2002, the Argiros-McMehen Action was ordered by the court to be transferred to a case master for more efficient management. In June 2002, the parties and their respective attorneys agreed in principle to have the Argiros-McMehen Action dismissed and that the claim in the Conundrum Action be amended so that all causes of action of the two cases be consolidated into one case. Counsel for the Company has recently provided opposing counsel with a proposed amended statement of claim to consolidate the two cases and a proposed timetable for discovery and motions. The Company believes the outcome of the foregoing matters are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

--------------------------------------------------------------------------------

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

Results of Operations

      The Company reported no revenue from operations for the three and six months ended January 31, 2003 compared to revenues of approximately $395,000 and $686,000, respectively, for the three and six months ended January 31, 2002.

      There was a net recovery of expenses of approximately $429,000 and $428,000 for the three and six months ended January 31, 2003, compared to expenses of approximately $394,000 and $1,197,000, respectively, for the three and six months ended January 31, 2002. This significant difference in expenses for the three and six months ended January 31, 2003 compared to the comparable periods of fiscal 2002 is primarily the result of the Company's decision to suspend operations in Canada and from a recovery of approximately $451,000 in communications services expenses for the three months ended January 31, 2003 and $502,000 for the six months ended January 31, 2003. This major recovery in communications expenses is part of a reorganization plan instituted by the Company with certain of its major creditors and note holders (all shareholders) to remove certain liabilities from the Company's balance sheet.

      During the quarter ended January 31, 2003, the Company negotiated with certain creditors to settle balances owing to them of approximately $1,627,000 by issuing in payment of the debt 3,255,000 restricted shares of its Common Stock to Orbit Reorganization Facilitator Inc., an unaffiliated corporation set up solely to hold these shares in trust for the particular creditors. In connection with such transaction, all of such debt was transferred and assumed by Orbit Reorganization Facilitator Inc. At such time that the shares can be sold, the proceeds therefrom will be applied to the balances owed by the Orbit Reorganization Facilitator Inc. to such creditors. If the debt is totally retired and should surplus shares remain, these surplus shares will be returned to the Company and cancelled. If the proceeds of the sale of the shares are insufficient to retire the debt at the end of 30 months, creditors of Orbit Reorganization Facilitator Inc. will receive the remaining shares and no further liability will ensue to Orbit Reorganization Facilitator Inc. The Company intends to continue this program and is in discussion with other major creditors to remove further debt from its balance sheet.

      For the three and six months ended January 31, 2003 the Company had net earnings of approximately $442,000 and $408,000, respectively, compared to a net loss for the three and six months ended January 31, 2002 of $37,000 and $553,000, respectively. This change was primarily due to the expense recovery discussed above and a gain on the sale of assets of approximately $14,000.

      On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in United States and Canada. Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In addition, GAN has been appointed Manager of Phoenix whereby GAN will direct, manage and control the business and assets of Phoenix, provided however, that Phoenix may delegate to any officers, employees or agents of Phoenix all or part of the power and authority to conduct the business of Phoenix in accordance with the terms of the Operating Agreement.

      In conjunction with the Operating Agreement, the Company entered into a Contribution Agreement with Phoenix as of October 1, 2002. Pursuant thereto, and in consideration of the receipt by the Company Orbit of its 49% ownership interest, the Company transferred to Phoenix all the Company's rights, title and interest in and to certain software and associated patents and copyrights, materials, processes, methods, know-how, expertise and systems, necessary and proper for the provision of Internet access and long distance VoIP services. Specifically excluded from the Contribution Agreement are (i) any and all trademarks or licenses associated with the Company's business; (ii) any and all of the Company's customer lists; (iii) any and all goodwill associated with the Company's business; and (iv) any and all tangible items utilized by the Company in the operation of its business. In addition, Douglas C. Lloyd and Donald G. Payne, officers and directors of the Company, have entered into employment agreements with Phoenix TelNet Inc., a wholly owned subsidiary of Phoenix ("Phoenix TelNet") pursuant to which Messrs. Lloyd and Payne have agreed to serve as management employees of Phoenix TelNet. Messrs Lloyd and Payne will continue to serve as officers of the Company.

      As a result, the Company is contributing its management experience, intellectual property, automated administrative systems and communication industry knowledge to the venture with particular reference to its recent technically successfully tested launch of VoIP and dial up Internet access services in major cities across Canada. GAN is contributing the initial capital assets required to launch the proposed services, as well as adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty-four
(24) major urban centers in the United States encompassing a population in excess of 75 million. The amount of GAN's financial contribution to this venture is up to US $3 million.

      As of January 31, 2003, GAN has provided Phoenix with approximately $1.8 million to finance the build-out of a network infrastructure and appropriate administrative and client service facilities. This initial phase of the Phoenix business plan is now complete. The network consists of 24 Points of Presence in large urban centers in the United States (covering a population of approximately 75 million people) and is now ready to provide a bundled service consisting of Voice over the Internet Protocol
(VoIP) long distance calls to anywhere in the continental United States and internet dial up access for `surfing', email and web support. In addition, network and customer service support services such as 24 hour monitoring of all network facilities, full call center services and administrative and senior management services are in place. The system is now in a beta testing phase and the Company is preparing appropriate marketing and sales plans. The Company believes that the Phoenix product pricing will result in an average savings of 40-50% for consumers using this service. The next service being planned is international calling to a select number of countries. The cities where Phoenix has Points of Presence (POPs) are:
Cleveland, Chicago, New York, Stamford (CT), Weehawken (NJ), Boston, San Diego, Los Angeles, San Francisco, San Jose, Atlanta,
Miami,   Washington,

Philadelphia,  Dallas,  Baltimore,  Denver,
Houston, Seattle, Detroit, Las Vegas, Cincinnati, Kansas City, and St. Louis.

Liquidity and Capital Resources

      At  January 31, 2003, the Company had cash of approximately
$53,000 and a working capital deficit of approximately $981,000.

      Cash used in operating activities was approximately $66,000 for the six months ended January 31, 2003 which was primarily the result of net earnings of approximately $408,000, loss on disposal of assets of approximately $20,000, amortization of approximately $16,000, a GST receivable of approximately $34,000, offset by accounts payable and accrued liabilities of approximately $543,000. Cash used in operating activities was approximately $386,000 for the six months ended January 31, 2002 which was primarily the result of a net loss of approximately $553,000, amortization of approximately $179,000, compensation expense recovered of approximately $480,000 and accounts payable and accrued liabilities of approximately $503,000.

      For the six months ended January 31, 2003, the Company obtained approximately $32,000 from financing activities from advances from related parties, and recovered approximately $84,000 in investing activities resulting from proceeds received from the disposal of assets as compared to approximately $451,000 obtained from financing activities in the six months ended January 31, 2002 primarily from proceeds from shares issued, advances from shareholders and advances from related parties and approximately $123,000 used in investing activities for the purchase of capital assets.

      At January 31, 2003 the amount due to shareholders for shareholder loans was approximately $98,000 compared to approximately $899,000 as at July 31, 2002. The amount due to shareholders is non-interest bearing. The significant reduction in shareholder loans of approximately $800,000 is related to the Company's debt reorganization plan discussed above.

      During the next 12 months, the Company anticipates that its only business operations will be its interest in Phoenix as a 49% owner (see above). In this regard, the Company has reduced its expenses to primarily only those expenses necessary to maintaining the Company as a reporting entity, including legal and accounting fees, retaining its corporate charter and filing necessary tax returns. As mentioned above and in order to cover such expenses, the Company obtained certain advances from related parties and the Company sold certain of its equipment in the six months ended January 31, 2003. In addition, the Company anticipates that it will be able to obtain additional shareholders loans in the future until such time that Phoenix is able to make distributions on its profits to the Company as 49% owner. No assurance can be given, however, that the Company will be able to obtain additional shareholders loans or that the business of Phoenix will be profitable. The Company's inability to secure additional loans or in the event Phoenix fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

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

     Impairment of Assets

      Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. During the six months ended Janaury 31, 2003, management has deemed that impairment in the value of its office computers and equipment, furniture and fixtures has occurred. Accordingly such property has been written down to a net book value of zero.

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

      LIMITED OPERATING HISTORY. Orbit commenced its business in October 1999 in Ontario, Canada and began to achieve revenues in fiscal 2002. However, by the end of the third quarter of fiscal 2002, the Company was still operating at a substantial net loss and had an impaired cash position. At the end of the third quarter, the Company determined that until such time as the business environment improves for the telecommunications industry, the Company would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its operations in the United States. Accordingly, as of the end of fiscal 2002, the Company was non-operational. As a result of the arrangements entered into between the Company and GAN & Associates Inc. subsequent to the end of fiscal 2002, the Company's only current business operations is its interest in Phoenix, which is recently formed and intends to offer VoIP and other data and long distance services in the United States and Canada. As a result, we do not have an operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as the telecommunications industry.

      NEED FOR ADDITIONAL FINANCING. At January 31, 2003, the Company had a working capital deficiency of approximately $981,000. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its new business venture in the United States with GAN. No assurance can be given, however, that the Company will be able to obtain additional financing or that such business venture with GAN will be successful. The Company's inability to secure additional financing or in the event the new business venture fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

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

     GOVERNMENT REGULATION. Presently, in the United States, the Federal Communications Commission ("FCC") does not regulate companies that provide internet telephony services as common carriers or telecommunications service providers. Regulatory treatment of Internet telephony outside of the United States varies from country to country. There can be no assurance that there will not be interruptions in Internet telephony in foreign countries. Interruptions or restrictions on the provision of Internet telephony in foreign countries may adversely affect the Company's or Phoenix's ability to continue to offer services in those countries, resulting in a loss of customers and revenues.

     Notwithstanding the current state of the rules in the United States, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

      In addition, there is no assurance new regulations may not be adopted in the future which may materially adversely affect the Company's or Phoenix's business, financial condition or results of operations. Any such new regulations which may be adopted in the United States and/or foreign governments could be harmful and could subject the Company and/or Phoneix to liability or force the Company and/or Phoenix to change how we they do business. New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of product or service using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet.

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

      POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently outstanding are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.


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

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

      Reference is made to the Company's Form 10-KSB for the year ended July 31, 2002 and the financial statements included therein and in particular to Part I, Item 3 and Note 10 to the financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on litigation involving the Company.

      With regard to the two actions commenced by the Company in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation, and the second against Daniel N. Argiros and
J. Gordon McMehen (former officers and directors of the Company), counsel for the Company has recently provided opposing counsel with a proposed amended statement of claim so that all causes of action of the two cases be consolidated into one case and a proposed timetable for discovery and motions. The Company now intends to pursue this matter vigorously.

     With regard to the action commenced by the Company in the Superior Court of the State of California, County of Los Angeles, against Rubin Investment Group, Inc. and Dan Rubin, the Company has dismissed such action without prejudice. Global Wireless, Inc., which had also commenced an action against Rubin Investment Group, Inc. and Dan Rubin, is still pursuing its action.

     The Company believes the outcome of the foregoing matters which are pending are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

     Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Changes in Securities.

     See Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation" for information on the issuance of 3,255,000 shares to Orbit Reorganization Facilitator Inc. during the quarter ended January 31, 2003. All of such shares issued by the Company were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


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

          None.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          99.1      Certification pursuant  to  U.S.C.  Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended January 31, 2003.

          Form 8-K (date of report: December 4, 2002).
          Items reported: 4 and 7 (change in certifying accountant)

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORBIT E-COMMERCE, INC.
                                    (Registrant)



Dated: March  14, 2003             By: /s/ Douglas C. Lloyd
                                       Douglas C. Lloyd,
                                       President
                                       and Chief Executive Officer



Dated: March  14, 2003             By: /s/  Donald G. Payne
                                       Donald G. Payne,
                                       Chief Financial Officer
                                       (Principal
                                       Accounting and
                                       Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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


Date: March 14, 2003           /s/ Douglas C. Lloyd
                                   Douglas C.  Lloyd
                                   President  and Chief Executive
                                   Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)    evaluated  the  effectiveness  of  the   registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

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


Date: March 14, 2003           /s/ Donald G. Payne
                                   Donald G. Payne
                                   Chief Financial Officer