Form 10QSB
period 2003-04-30
ORBIT E COMMERCE INC
filed 2003-06-23
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Yes   [  X   ] No   [      ]

State the number of shares outstanding of each of the Issuer(s classes of common equity, as of the latest practicable date:

Common, $.005 par value per share: 20,853,450
outstanding as of April 30, 2003



     PART I - FINANCIAL INFORMATION



     ORBIT E-COMMERCE, INC.


     Index to Financial Information
     Period Ended April 30, 2003


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


===============================================================================
                                                         Orbit E-Commerce, Inc.
                                                    Consolidated Balance Sheets
                                           (Expressed in United States dollars)

                                                       April 30         July 31
                                                           2003            2002
-------------------------------------------------------------------------------
                                                    (Unaudited)

Assets

Current
  Cash and cash equivalents                         $       446     $        --
  GST receivable                                             --          34,278
  Prepaid expenses                                           --             632
                                                    ---------------------------

                                                            446          34,910

Phoenix Telnet LLC Joint Venture (Note 2)                    --              --

Capital assets (Note 3)                                 111,440         243,365
                                                    ---------------------------

                                                    $   111,886     $   278,275
===============================================================================


Liabilities and Shareholders' Deficit

Current
  Bank indebtedness                                 $        --     $     1,869
  Accounts payable                                      989,429       2,236,023
  Accrued liabilities                                    14,000          71,307
  Due to shareholders (Note 4)                           96,691         898,592
                                                    ---------------------------

                                                      1,100,120       3,207,791

Due to related party (Note 5)                            65,443          29,262
                                                    ---------------------------

                                                      1,165,563       3,237,053
                                                    ---------------------------


Shareholders' Deficit
  Share capital issued and paid up (Note 6)             107,795          88,570
  Capital in excess of par value                      7,912,422       6,056,347
  Cumulative translation adjustment                    (145,423)        (99,359)
  Deficit                                            (8,928,471)     (9,004,336)
                                                    ---------------------------

                                                     (1,053,677)     (2,958,778)
                                                    ---------------------------

                                                    $   111,886     $   278,275
===============================================================================

==================================================================================================================================
==
                                                                                                               Orbit E-Commerce,
Inc
                                                                 Consolidated Interim Statements of Changes in Shareholders'
Deficit
                                                                                                (Expressed in United States
dollars)
July 31, 2002 (Unaudited April 30, 2003)
----------------------------------------------------------------------------------------------------------------------------------
--
                                                                 Capital in                    Other
                         Exchangeable    Common      Paid up     Excess of   Accumulated   Comprehensive
Comprehensive
                            Shares       Shares       Amount     Par value      Deficit         Loss        Total           Loss

-----------------------------------------------------------------------------------------------------------
Balance, July 31, 2001   $ 1,904,471  $15,360,843  $    86,327  $ 5,930,549  $(5,398,855)  $   (50,527)  $   567,494
                         -------------------------------------------------------------------------------------------

For the year from
August 1, 2001 to
July 31, 2002
  Exchange of shares      (1,199,000)   1,199,000           --           --           --            --            --
  Stock options                   --           --           --       77,425           --            --        77,425
  Stock options
    forfeited                                                      (557,893)          --            --      (557,893)
  Shares issued for
    cash                          --      315,000        1,575      358,425           --            --       360,000
  Shares issued for
    consulting services           --      133,607          668      247,841           --            --       248,509
 Net loss                                                                     (3,605,481)           --    (3,605,481) $(3,605,481)
 Foreign currency
   translation
   adjustment                                                                         --       (48,832)      (48,832)     (48,832)
                                                                                                                       -----------

Comprehensive loss                                                                                                    $(3,654,313)
                                                                                                                       ===========
                         -------------------------------------------------------------------------------------------

Balance, July 31, 2002       705,471   17,008,450  $    88,570  $ 6,056,347  $(9,004,336)  $   (99,359)  $(2,958,778)
                         -------------------------------------------------------------------------------------------

For the period from
August 1, 2002 to
April 30, 2003
  Shares issued in
    exchange for debt
    redemption                    --    3,255,000       16,275    1,611,225           --            --     1,627,500
 Shares issued for
    consulting services            -      590,000        2,950      244,850            -             -       247,800
 Net earnings                     --           --           --           --       75,865            --        75,865   $    75,865
 Foreign currency
   translation
   adjustment                     --           --           --           --           --       (46,064)      (46,064)      (46,064)
                                                                                                                       -----------

Comprehensive earnings                                                                                                 $    29,801
                                                                                                                       ===========
                         -------------------------------------------------------------------------------------------

Balance, April 30, 2003      705,471   20,853,450  $   107,795  $ 7,912,422  $(8,928,471)  $  (145,423)  $(1,053,677)
                         ===========================================================================================


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

                                              For the Three    For the Nine   For the Three    For the Nine
                                               Months Ended    Months Ended    Months Ended    Months Ended
                                                   April 30        April 30        April 30        April 30
                                                       2003            2003            2002            2002
-----------------------------------------------------------------------------------------------------------


Revenue
  Long distance services                       $         --    $         --    $    196,156    $    881,993
                                               ------------------------------------------------------------

Expenses
  Cost of communication services (recovered)            352        (505,414)        275,481       1,047,077
  Selling, general and administrative
    (recovered) (Note 6c)                           328,774         386,694         217,261         464,145
  Amortization                                        6,594          22,310          88,614         267,520
                                               ------------------------------------------------------------

                                                    335,720        ( 96,410)        581,356       1,778,742
                                               ------------------------------------------------------------

Earnings (loss) from operations                    (335,720)         96,410        (385,200)       (896,749)

Interest expense                                         --              --         (12,893)        (53,840)

Interest income                                          --              --              --             109

Loss on disposal of capital assets                       --         (20,545)             --              --
                                               ------------------------------------------------------------

Net income/loss for the period                     (335,720)   $     75,865        (398,093)   $   (950,480)
===========================================================================================================

Basic earnings (loss) per share                $      (0.02)   $       0.00    $      (0.02)   $      (0.06)
Fully diluted earnings (loss) per share        $      (0.02)   $       0.00    $      (0.02)   $      (0.06)
===========================================================================================================

Weighted average number of shares
      Basic                                      20,807,046      18,258,743      17,563,460      17,212,595
      Fully diluted                              20,807,046      19,673,029      17,563,460      17,212,595
===========================================================================================================

=====================================================================================
                                                               Orbit E-Commerce, Inc.
                                        Consolidated Interim Statements of Cash Flows
                                                 (Expressed in United States dollars)
                                                                          (Unaudited)

                                                          For the Nine   For the Nine
                                                          Months Ended   Months Ended
                                                              April 30       April 30
                                                                  2003           2002
-------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities
  Net earnings (loss) for the period                         $  75,865      $(950,480)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Stock issued for consulting services                     247,800             --
      Loss on disposal of assets                                20,545             --
      Amortization                                              22,310        267,520
      Compensation expense recovered                                --       (480,463)
      Changes in assets and liabilities relating
        to operations
          GST receivable                                        34,278        (20,344)
          Accounts receivable                                       --         12,613
          Accounts payable and accrued liabilities            (478,302)       281,735
          Prepaid expenses                                         632         25,458
                                                             ------------------------

                                                               (76,872)      (863,961)
                                                             ------------------------

Investment activities
  Purchase of capital assets                                        --       (122,939)
  Proceeds on disposal of capital assets                        89,070             --
                                                             ------------------------

                                                                89,070       (122,939)
                                                             ------------------------

Financial activities
  Proceeds from capital shares issued                               --        360,000
  Advances from shareholders                                        --        570,481
  Advances from related parties                                 36,181         28,433
                                                             ------------------------

                                                                36,181        958,914
                                                             ------------------------

Effect of exchange rate changes on cash                        (46,064)        (7,591)
                                                             ------------------------

Net change in cash during the period                             2,315        (35,577)

Cash (indebtedness), beginning of period                        (1,869)        40,552
                                                             ------------------------

Cash, end of period                                          $     446      $   4,975
=====================================================================================

Supplemental Cash Flow Information
  Cash paid for interest                                     $      --      $  11,255
=====================================================================================






                                                 Orbit E-Commerce, Inc.
                     Notes to Interim Consolidated Financial Statements
                                   (Expressed in United States dollars)
                                                            (Unaudited)
April 30, 2003

The financial information for the period ended April 30, 2003 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated Company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended April 30, 2003 are not necessarily indicative of the results to be expected for a full year.

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


2. Phoenix Telnet Joint Venture

  On October 1, 2002 agreements were signed between Orbit E-Commerce ("OECI") and GAN and Associates Inc. ("GAN"), a privately held company, to form and operate an American based company called, Phoenix Telnet, LLC. ("Phoenix") to offer VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will lease to Phoenix the initial network capital assets required to launch the proposed services as well as provide adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centers in the United States, encompassing a population in excess of 75 million. The amount of GAN's financial contribution to this venture is up to US$3 million. To date, GAN has contributed approximately US$2.5 million, has completed the build out phase and is implementing marketing and sales initiatives.


3.     Capital Assets
                                            April 30,   July 31,
                                                 2003       2002
                              Accumulated    Net Book   Net Book
                         Cost Amortization      Value      Value

                                           (Unaudited)
Computer equipment     $  -    $    -    $      -      $ 37,844
Furniture and fixtures    -         -           -        17,623
Network communication
   equipment           648,229   536,789    111,440     187,898

                      $648,229 $ 536,789 $  111,440    $243,365



4.     Due to Shareholders

   The amounts due to shareholders are non-interest bearing and have no specific terms of repayment.


5.     Due to Related Party

   The amount due to a person related to a director and officer of the Company includes a promissory note in the amount of $32,562 which bears interest at 10% per annum, calculated and payable monthly and matures on October 2, 2003. The note has been secured by certain network communication equipment.


6. Share Capital

   (a)    Authorized

     2,120,497 Non-voting retractable exchangeable share
     Unlimited Non-voting First Preference share
     2,000,000 Preferred Stock par value $0.005
    98,000,000 Common shares par value $0.005

                                             April 30,     July 31,
                                                  2003         2002

                                            (Unaudited)

   (b)    Issued and paid up

      20,853,450 Common shares
      (July 31, 2002 - 17,008,450)          $ 107,795    $   88,570

      During the quarter ended April 30, 2003 the Company issued 590,000 shares to an investor relation firm and expensed $247,800 for consulting services based on the market price of the underlying shares.

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

                                                     For the Nine
                                                     Months ended
                                                         April 30
                                                             2003

          Net income - as reported                    $     75,865
          Net income - pro forma                      $   (287,135)
          Basic earnings per share - as reported      $       0.00
          Diluted earnings per share - as reported    $       0.00
          Basic earnings per share - pro forma        $      (0.02)
          Diluted earnings per share - pro forma      $      (0.02)

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


7. Earnings (Loss) Per Common Share

   The per share data has been calculated using the weighted average number of common shares outstanding during each period presented on both a basic and diluted basis in accordance with SFAS 128. Outstanding options and exchangeable shares for the three months ended April 30, 2003 and the three and nine months ended April 30, 2002 have been excluded from the computation due to their antidilutive effect.


8.     Income Taxes

   The Company has provided a full valuation allowance against deferred tax assets at April 30, 2003, due to uncertainties in the Company's ability to utilize its net operating losses.




9. Legal Proceedings

   On September 7, 2001 the Company commenced two actions in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation (the "Conundrum Action"), and the second against Daniel
   N. Argiros and J. Gordon McMehen (the "Argiros-McMehen Action"). Mr. Argiros and Mr. McMehen are former officers and directors of the Company.

   The Conundrum Action sought to recover damages against Conundrum Capital Corporation ("Conundrum") for breach of contact in the amount of $347,790 arising out of a Premises Sharing Agreement ("The Agreement") between the Company and Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, the Company was obligated to pay Conundrum one-half of the rent and other charges contemplated by the lease that had been previously entered into between Conundrum and the landlord for such premises. The Company claimed that Conundrum which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged the Company by at least $347,790. In addition, the Action sought an accounting of all monies paid by the Company to Conundrum or on Conundrum's behalf. The defendant in this action filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of $529,462 plus expenses post September 1, 2001.

   The Argiros-McMehen Action sought to recover damages against Mr. Argiros and Mr. McMehen for breach of fiduciary duty by misappropriating funds of the Company and converting same to their own personal use and/or that of other corporations of which they are principals, including Conundrum, and damages in the amount of $54,219, wrongfully misappropriated by Mr. Argiros from the Company and converted to Mr. Argiros' personal use for his own personal gain. Such Action also sought the return from Mr. Argiros and Mr. McMehen of a total of 1,400,000 shares, representing the shares of common stock in the Company owned beneficially by them. The defendants in this action filed an answer to these claims generally denying the allegations.

   Such actions went to court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. In May 2002, the Argiros-McMehen Action was ordered by the court to be transferred to a case master for more efficient management. In June 2002, the parties and their respective attorneys agreed in principle to have the Argiros-McMehen Action dismissed and that the claim in the Conundrum Action be amended so that all causes of action of the two cases be consolidated into one case. Such actions have recently been consolidated into one case wherein counsel for the Company has filed an amended statement of claim which consolidates the causes of actions of the two cases. The defendants have recently filed an amended answer generally denying the allegations and asserting a counterclaim. Counsel for the parties have agreed to transfer this matter to a case master for more efficient case management. The Company believes the outcome of the foregoing matters are uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.




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

Results of Operations

     The Company reported no revenue from operations for the three and nine months ended April 30, 2003 compared to revenues of approximately $196,000 and $882,000, respectively, for the three and nine months ended April 30, 2002.

     Expenses of approximately $336,000 were incurred in the three months ended April 30, 2003 primarily due to legal, accounting and other professional fees which included approximately
$248,000 for shares issued for consulting services.
This compares to expenses of approximately $581,000 for the three months ended April 30, 2002. There was a net recovery of expenses of approximately $344,000 for the nine months ended April 30, 2003, compared to expenses of approximately $1,779,000 for the nine months ended April 30, 2002. This significant difference in expenses for the three and nine months ended April 30, 2003 compared to the comparable periods of fiscal 2002 is primarily the result of the Company's decision to suspend operations in Canada and from a recovery of approximately $502,000 in communications services expenses for the six months ended January 31, 2003. This major recovery in communications expenses is part of a reorganization plan instituted by the Company with certain of its major creditors and note holders (all shareholders) to remove certain liabilities from the Company's balance sheet. This reorganization plan is continuing and discussions are underway with several other major creditors to participate in the plan.

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

     For the three and nine months ended April 30, 2003 the Company had a net loss of approximately $336,000 and net income of approximately $76,000, respectively, compared to a net loss for the three and nine months ended April 30, 2002 of $398,000 and $950,000, respectively. This change was primarily due to the expense recovery discussed above and the reduction in selling, general and administrative expenses resulting from the Company's decision to suspend operations in Canada.

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

     As of April 30, 2003, GAN has provided Phoenix with approximately $2.5 million to finance the build-out of a network infrastructure and appropriate administrative and client service facilities. This initial phase of the Phoenix business plan is now complete. The network consists of 24 Points of Presence in large urban centers in the United States (covering a population of approximately 75 million people) and is now ready to provide a bundled service consisting of Voice over the Internet Protocol
(VoIP) long distance calls to anywhere in the continental United States and internet dial up access for 'surfing', email and web support. In addition, network and customer service support services such as 24 hour monitoring of all network facilities, full call center services and administrative and senior management services are in place. The system is now in a beta testing phase and the Company is preparing appropriate marketing and sales plans. The Company believes that the Phoenix product pricing will result in an average savings of 40-50% for consumers using this service. The next service being planned is international calling to a select number of countries. The cities where Phoenix has Points of Presence (POPs) are: Cleveland, Chicago, New York, Stamford (CT), Weehawken (NJ), Boston, San Diego, Los Angeles, San Francisco, San Jose, Atlanta, Miami, Washington, Philadelphia, Dallas, Baltimore, Denver, Houston, Seattle, Detroit, Las Vegas, Cincinnati, Kansas City, and St. Louis. GAN, the Manager of Phoenix, has advised the Company that several major marketing and sales initiatives have been implemented. However, no sales revenue has been earned to date.

Liquidity and Capital Resources

     At April 30, 2003, the Company had cash of approximately
$400 and a working capital deficit of approximately $1,100,000.

     Cash used in operating activities was approximately $77,000 for the nine months ended April 30, 2003 which was primarily the result of net earnings of approximately $76,000, stock issued for consulting services valued at $248,000, loss on disposal of assets of approximately $21,000, amortization of approximately $22,000, a GST receivable of approximately $34,000, offset by accounts payable and accrued liabilities of approximately $478,000. Cash used in operating activities was approximately $864,000 for the nine months ended April 30, 2002 which was primarily the result of a net loss of approximately $950,000, amortization of approximately $268,000, compensation expense recovered of approximately $480,000 and accounts payable and accrued liabilities of approximately $282,000.

     For the nine months ended April 30, 2003, the Company obtained approximately $36,000 from financing activities from advances from related parties, and recovered approximately $89,000 in investing activities resulting from proceeds received from the disposal of assets as compared to approximately $959,000 obtained from financing activities in the nine months ended April 30, 2002 primarily from proceeds from shares issued, advances from shareholders and advances from related parties and approximately $123,000 used in investing activities for the purchase of capital assets.

     At April 30, 2003 the amount due to shareholders for shareholder loans was approximately $97,000 compared to approximately $899,000 as at April 30, 2002. The amount due to shareholders is non-interest bearing. The significant reduction in shareholder loans of approximately $800,000 is related to the Company's debt reorganization plan discussed above.

     During the next 12 months, the Company anticipates that its only business operations will be its interest in Phoenix as a 49% owner (see above). In this regard, the Company has reduced its expenses to primarily only those expenses necessary to maintaining the Company as a reporting entity, including legal and accounting fees, retaining its corporate charter and filing necessary tax returns. As mentioned above and in order to cover such expenses, the Company obtained certain advances from related parties and the Company sold certain of its equipment in the nine months ended April 30, 2003. In addition, the Company anticipates that it will be able to obtain additional shareholders loans in the future until such time that Phoenix is able to make distributions on its profits to the Company as 49% owner. No assurance can be given, however, that the Company will be able to obtain additional shareholders loans or that the business of Phoenix will be profitable. The Company's inability to secure additional loans or in the event Phoenix fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

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

     Impairment of Assets

     Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. During the nine months ended April 30, 2003, management has deemed that impairment in the value of its office computers and equipment, furniture and fixtures has occurred. Accordingly such property has been written down to a net book value of zero.

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

     NEED FOR ADDITIONAL FINANCING.   At April 30, 2003, the
Company had a working capital deficiency of approximately $1,100,000. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its new business venture in the United States with GAN. No assurance can be given, however, that the Company will be able to obtain additional financing or that such business venture with GAN will be successful. The Company's inability to secure additional financing or in the event the new business venture fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

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

     With regard to the two actions commenced by the Company in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation, and the second against Daniel N. Argiros and
J. Gordon McMehen (former officers and directors of the Company), such actions have recently been consolidated into one case wherein counsel for the Company has filed an amended statement of claim which consolidates the causes of actions of the two cases. The defendants have recently filed an amended answer generally denying the allegations and asserting a counterclaim. Counsel for the parties have agreed to transfer this matter to a case master for more efficient case management.

The Company believes the outcome of the foregoing matter is uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

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

          None.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

      99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

Listed below are reports on Form 8-K filed during the fiscal quarter ended April 30, 2003.

None.




SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ORBIT E-COMMERCE, INC.
                                (Registrant)



Dated:    June 20, 2003         By: /s/ Douglas C. Lloyd
                                Douglas C. Lloyd,
                                President and  Chief Executive
                                Officer



Dated:    June 20, 2003         By: /s/ Donald G. Payne
                                Donald G. Payne,
                                Chief Financial Officer
                                (Principal Accounting
                                and Financial Officer)





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

(b) evaluated the effectiveness of the registrant(s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant(s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant(s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     June 20, 2003       /s/ Douglas C. Lloyd
                              Douglas C.  Lloyd
                              President and Chief Executive Officer


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant(s auditors and the audit committee of registrant(s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant(s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     June 20, 2003       /s/ Donald G. Payne
                              Donald G. Payne
                              Chief Financial Officer



Exhibit 99.1


     CERTIFICATION PURSUANT TO
     18 U.S.C. SECTION 1350,
     AS ADOPTED PURSUANT TO
     SECTION 906 OF THE
     SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Orbit E-Commerce, Inc. (the "Company") on Form 10-QSB for the period ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned's knowledge, that:

(1)  The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     June 23, 2003          /s/ Douglas C. Lloyd
                                 Douglas C.  Lloyd
                                 President and Chief Executive
                                 Officer


Date:     June 23, 2003          /s/ Donald G. Payne
                                 Donald G. Payne
                                 Chief Financial Officer