Form 10KSB
period 2003-07-31
ORBIT E COMMERCE INC
filed 2003-11-13
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


                          FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended JULY 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 001-03323

                        ORBIT E-COMMERCE, INC.
            (Name of Small Business Issuer in Its Charter)

Nevada                                                   91-1978600
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or                                  Identification
organization)                                               Number)

14845 Yonge Street
Aurora, Ontario, Canada                                     L4G 6H8
(Address of principal                                    (Zip Code)
executive offices)

Issuer's telephone number, including area code:    (416) 850-7139

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

State Issuer's revenues for its most recent fiscal year:    $ -

As of November 10, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (17,991,024) was approximately $4,498,000. The number of shares outstanding of the Common Stock ($.005 par value) of the Issuer as of the close of business on November 10, 2003 was 21,261,324.

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

     On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. Since then, the Company's interest in Phoenix represents the Company's only current operations. See, however, "Agreements with GAN" below for information on a Letter of Intent entered into with GAN in October 2003.

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

Agreements with GAN

     As indicated above, on October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In addition, GAN has been appointed Manager of Phoenix whereby GAN will direct, manage and control the business and assets of Phoenix, provided however, that Phoenix may delegate to any officers, employees or agents of Phoenix all or part of the power and authority to conduct the business of Phoenix in accordance with the terms of the Operating Agreement.

     In conjunction with the Operating Agreement, the Company entered into a Contribution Agreement with Phoenix as of October 1, 2002. Pursuant thereto, and in consideration of the receipt by the Company of its 49% ownership interest, the Company transferred to Phoenix all of the Company's rights, title and interest in and to certain software and associated patents and copyrights, materials, processes, methods, know-how, expertise and systems necessary and proper for the provision of Internet access and long distance VoIP services. Specifically excluded from the Contribution Agreement are (i) any and all trademarks or licenses associated with the Company's business; (ii) any and all of the Company's customer lists; (iii) any and all goodwill associated with the Company's business; and (iv) any and all tangible items utilized by the Company in the operation of its business.

     In connection with the formation of Phoenix, on October 1, 2002, Douglas C. Lloyd, President and Chief Executive Officer of the Company, entered into an Employment Agreement with Phoenix TelNet, Inc., a wholly-owned subsidiary of Phoenix ("Phoenix TelNet") pursuant to which Mr. Lloyd has agreed to serve as a management employee of Phoenix TelNet with the title of President of Phoenix TelNet as well as serving as Vice President/Chief Technology Officer of Phoenix, along with being a director of Phoenix TelNet. Pursuant to his Employment Agreement, Mr. Lloyd received a monthly base salary of Canadian $10,000 and was entitled to certain other additional benefits. The Agreement had an initial term of one year terminating on September 30, 2003, provided however that Phoenix TelNet may renew Mr. Lloyd's employment up to two additional one-year terms. Mr. Lloyd resigned from his position with Phoenix TelNet in September 2003. Mr. Lloyd continues to serve as President and Chief Executive Officer of the Company.

     In addition, on October 1, 2002, Donald G. Payne, Chief
Financial Officer of the Company, entered into an Employment Agreement with Phoenix TelNet pursuant to which Mr. Payne has agreed to serve as a management employee of Phoenix TelNet with the title of Chief Financial Officer. Pursuant to his Employment Agreement, Mr. Payne received a monthly base salary of Canadian $8,500 and was entitled to certain other additional benefits. The Agreement had an initial term of one year terminating on September 30, 2003, provided however that Phoenix TelNet may renew Mr. Payne's employment up to two additional one-year terms. Mr. Payne resigned from his position with Phoenix TelNet in September 2003. Mr. Payne continues to serve as Chief Financial Officer of the Company.

     As a result, the Company contributed its management experience, intellectual property, automated administrative systems and communication industry knowledge to the venture with particular reference to its recent technically successfully tested launch of VoIP and dial-up Internet access services in major cities across Canada. GAN contributed the initial capital assets required to launch the proposed services, as well as adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty-four (24 major urban centers in the United States encompassing a population in excess of 75 million). The amount of GAN's financial contribution to this venture was approximately U.S. $3 million. The Company's interest in Phoenix represents the Company's only current operations.

     In accordance with the agreements with GAN, the network as contemplated (i.e., covering 24 major urban centers across the United States) was built and became operational during the second calendar quarter of 2003. During this period, Phoenix leased office facilities in Toronto, Canada and these facilities were used to house a Network Operations Center ("NOC") which was built to monitor and manage the network. These same facilities also housed a call center to provide customer service to customers of Phoenix.

     In September 2003, both Mr. Lloyd and Mr. Payne resigned from their respective positions with Phoenix Telnet. In October 2003, however, the Company entered into a letter of intent with GAN whereby either (i) the principal assets of Phoenix shall be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN shall be transferred to the Company, (iii) or a similar transaction shall be consummated which will result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. The closing of the transaction is subject to the execution of a definitive agreement as well as other conditions. The Company is hopeful that such transaction will be completed during the fiscal quarter ending January 31, 2004. However, no assurance can be given that the Company will be able to complete this or any similar transaction.

     Operations and Administration

     Like the management of the Company, the management of GAN has senior business operating and development experience in the telecommunication industry, including marketing and selling industry product and services. As of November 1, 2002, the Phoenix corporate office has been established and staffed in Cleveland, Ohio. As indicated above, support services, including a NOC, a subscriber call centre and appropriate administrative support is in place in Toronto, Ontario and is operated by Phoenix TelNet. Agreements have been signed with a major telecommunication service provider in the United States to co-locate Phoenix equipment on their premises in the 24 major urban centers and these 24 POPs became operational by duing the second calendar quarter of 2003.

     Marketing and Sales

       As of July 2003, Phoenix was positioned to offer to residential subscribers a bundled service comprising Internet dial-up access with packaged minute of long distance calling at any time during the day in the continental United States and Canada. These services were accessible from a home or cellular telephone and be offered at very competitive prices. Phoenix can price its service at very competitive levels because of its slow cost VoIP system and highly automated administrative procedures. Commencing in the first calendar quarter of 2003, marketing materials were created and distribution and agent networks were being developed to market Phoenix' services. To date, the effort to identify and create significant distribution and agent networks to capitalize on the investment in the network has not been financially successful.

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

     Canadian Operations

     As stated above, a decision was made to temporarily suspend the Company's presence in Canada and concentrate both human and financial capital on its expansion into the United States because of the much larger market opportunity and advantages of economies of scale. As of the date hereof, the Company has no plans to resume business operations in the Canadian market.

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

     By virtue of using the public Internet as the backbone of its network infrastructure and its automated administrative systems, the Company believes that Phoenix will have the lowest operating costs of any long-distance internet telecommunications service provider in Canada and the United States. Management believes that Phoenix's primary competitive advantage is that it operates on a near-zero variable cost basis with virtually no cost per minute charges between its VoIP gateways. As a result, management believes that Phoenix is able to provide an extremely competitive and profitable long-distance internet telecommunications service to consumers and businesses.

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

     The Conundrum Action sought to recover damages against Conundrum Capital Corporation ("Conundrum") for breach of contract in the amount of $347,790 (arising out of a Premises Sharing Agreement between the Company and Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, the Company was obliged to pay Conundrum one-half of the rent and other charges contemplated by the lease that had been previously entered into between Conundrum and the landlord for such premises. The Company claimed that Conundrum, which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged the Company by at least $347,790. In addition, the Action sought an accounting of all monies paid by the Company to Conundrum or on Conundrum's behalf. The defendant in this action filed an answer to these claims generally denying the allegations and asserting a counterclaim which sought the sum of Canadian $529,462 plus expenses post September 1, 2001.

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

     Such actions went to court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. During fiscal 2003, such actions were consolidated into one case wherein counsel for the Company filed an amended statement of claim which consolidates the causes of action in the two cases. The defendants filed an amended answer denying the allegations and asserting a counterclaim. Counsel for the parties agreed to transfer the matter to a case master for more efficient case management. However, such action is currently being held in abeyance. The Company believes the outcome of the foregoing matter is uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

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

     The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

Period                                           Bid Prices

Fiscal year ended July 31, 2002:        High      Low

Aug. 1, 2001 to Oct. 31, 2001           5.65      4.26
Nov. 1, 2001 to Jan. 31, 2002           4.55      1.07
Feb. 1, 2002 to April 30, 2002          2.35      1.32
May 1, 2002 to July 31, 2002            1.15      0.10

Fiscal year ended July 31, 2003:        High      Low

Aug. 1, 2002 to Oct. 31, 2002           0.33      0.09
Nov. 1, 2002 to Jan. 31, 2003           0.46      0.19
Feb. 1, 2003 to April 30, 2003          0.69      0.30
May 1, 2003 to July 31, 2003            1.25      0.30

     As of November 10, 2003, there were approximately 2,750 record holders of the Company's Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

     In September 2000, Orbit issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During fiscal 2003, 354,874 Exchangeable Shares were exchanged for 354,874 shares of the Company's Common Stock. As of the end of fiscal 2003, 1,769,900 Exchangeable Shares had been exchanged for 1,769,900 shares of the Company's Common Stock, leaving 350,597 Exchangeable Shares issued and outstanding.

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

     In addition, during fiscal 2003, the Company issued a total of 590,000 shares of Common Stock to two persons for consulting services provided to the Company.

     All of the foregoing shares of Common Stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's Consolidated
Financial Statements and the related notes thereto.

Results of Operations

     The Company reported no revenue from operations for the year ended July 31, 2003 compared to revenues of approximately $973,000 for the fiscal year ended July 31, 2002. This change was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in United States and Canada. Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. Such operations were the Company's sole business operations during fiscal 2003.

     Expenses, not including the cost of communications services, were approximately $483,000 for the year ended July 31, 2003 and were comprised primarily of costs associated with selling, general and administrative expenses, a minor impairment of capital assets and amortization expenses. This compares with costs, excluding costs for communications services, of approximately $2,156,000 for the year ended July 31, 2002. In fiscal 2003, the Company recovered approximately $515,000 in costs associated with communications services whereas the company recorded costs of communication services of approximately $2,345,000 in the year ended July 31, 2002. The Company ended fiscal 2003 year with $32,000 in income from operations compared to a loss of $3,527,000 in the previous year. The decrease in expenses for fiscal 2003 as compared to fiscal 2002 was primarily due to a substantial decrease in the write down and amortization of capital assets and the recovery of cost of communications services.

     For the year ended July 31, 2003, the Company had selling, general and administrative expenses of approximately $448,000 compared to selling, general and administrative expenses of approximately $500,000 for the year ended July 31, 2002. Factors contributing to this decline included a reduction of marketing and management fee expenses as the Company had suspended operations in Canada in during fiscal 2002.

     In fiscal 2003, management deemed that a minor impairment in the value of its capital assets had occurred. Accordingly, the network equipment has been written down to its fair value based on its net recoverable amount from sale resulting in an expense of approximately $8,400 compared to a write down of $1,297,000 in fiscal 2002. During fiscal 2003, the Company also disposed of capital assets and received $89,000 in cash. Amortization expense of approximately $27,000 was recorded against the remaining capital assets in fiscal 2003, compared to amortization expenses of approximately $359,000 the previous year. This left the Company with total capital assets, net of amortization, of approximately $105,000.

     The Company had interest expense of approximately $11,000 for the year ended July 31, 2003 compared to approximately $80,000 for the prior year primarily due to a substantial decrease in shareholders loans. These loans were repaid with shares of its Common Stock issued to Orbit Reorganization Facilitator Inc.

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

     The Company had no interest income in fiscal 2003 compared to interest income of approximately $1,000 for the year ended July 31, 2002.

     For the year ended July 31, 2003, the Company had net income of approximately $5,000 compared to a net loss of approximately $3,605,000 for the year ended July 31, 2002. This decrease in net loss is primarily due to the suspension of commercial communication services in Canada, which resulted in the curtailment of its related overhead and operational expenses, and the recovery of cost of communications services achieved in fiscal 2003. In addition, the Company was able to restructure its balance sheet by substantially reducing its accounts payable and amounts due to shareholders through the issuance of Common Stock to Orbit Reorganization Facilitator Inc. as discussed above.

Liquidity and Capital Resources

     On July 31, 2003, the Company had less than $1,000 in cash compared to no cash at the end of the previous year. The Company had a working capital deficit of approximately $1,257,000 at the end of fiscal 2003 compared to a working capital deficit of approximately $3,202,000 in the previous year. This reduction is primarily due to the conversion of approximately $1,627,000 in accounts payable and loans due to shareholders into Common Stock of the Company.

     Cash used in operating activities was approximately $149,000 for the year ended July 31, 2003 which was primarily the result of shares issued for consulting services valued at $248,000, decrease in GST receivable of $34,000, amortization of $27,000, offset by a decrease in accounts payable and accrued expenses of $486,000. Cash used in operating activities was approximately $856,000 for the year ended July 31, 2002 which was primarily the result of a loss of $3,605,000 and a compensation recovery of approximately $480,000 offset by an impairment of assets charge of $1,297,000, accounts payable and accrued liabilities of $1,252,000 and amortization of $359,000. The reduction of selling, general and administrative expenses by approximately $52,000 from fiscal 2002 to fiscal 2003, the $515,000 in recovered cost of communication services, lower amortization, and reduced capital asset write-downs, and lower interest expenses, turned a net loss of $3,605,000 in fiscal 2002 into net income of $5,000 in fiscal 2003, accounting for the substantial reduction in cash used by operating activities in this past year.

     For the year ended July 31, 2003, the Company obtained approximately $134,000 from financing activities primarily from advances from shareholders and related parties in the form of loans, and approximately $89,000 was provided by investing activities, from the disposal of capital assets, as compared to approximately $939,000 obtained from financing activities in fiscal 2002 from the issuance of common stock and shareholders loans and approximately $123,000 used in investing activities for the purchase of capital assets primarily for its network equipment.

     At July 31, 2003, the amount due to shareholders for shareholders loans was approximately $98,000 compared to $899,000 at July 31, 2002. The loans outstanding bear interest at rates between 9% and 15% per annum and are due on demand after June 5, 2002.

     The accompanying consolidated financial statements have been prepared with the assumption that, on a going concern basis, the company will be able to realize its assets and discharge its liabilities in the normal course of business. The company has incurred accumulated net losses since inception of $8,999,313 and as at July 31, 2003, has a working capital deficiency of $1,256,858. In June 2002, a decision was made to temporarily suspend the Company's presence in Canada and concentrate both human and financial capital on its expansion into the United States because of the much larger market opportunity and advantages of economies of scale. The Company's independent auditors have issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2003, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2003. Accordingly, those conditions raise substantial doubt about the Company's ability to continue as a going concern. See "Recent Developments" below for information on the letter of intent entered into between the Company and GAN subsequent to the end of fiscal 2002.

Recent Developments

     In October 2003, however, the Company entered into a letter of intent with GAN whereby either (i) the principal assets of Phoenix shall be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN shall be transferred to the Company, (iii) or a similar transaction shall be consummated which will result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. The closing of the transaction is subject to the execution of a definitive agreement as well as other conditions. The Company is hopeful that such transaction will be completed during the fiscal quarter January 31, 2004. However, no assurance can be given that the Company will be able to complete this or any similar transaction. If this, or a similar transaction is completed in fiscal 2004, the Company intends to commence operations as a communications services provider in the United States. In this case, the Company will require additional capital to build this business. However, no assurance can be given that the Company will be able to obtain such additional capital on terms acceptable to the Company or that the business will be profitable. The Company's inability to secure additional capital or in the event the Company fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB 30 to determine whether or not it should be classified as an extraordinary item. Additionally the statement contains other corrections to authoritative accounting literature in SFAS No. 4, 44 and 46. The provisions for debt extinguishment are applicable for fiscal years beginning after May 15, 2002 and the other changes were effective for all financial statements issued on or after May 15, 2002. Management believes the adoption of this statement will not have a material effect on the financial position and results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Management is still assessing the impacts of this interpretation. However, it is reasonably possible that the Company will be considered the primary beneficiary of an existing special purpose entity and therefore would need to consolidate these entities beginning on July 1, 2003.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the date the liability is incurred and is measured and recorded at fair value. This is effective for exits or disposal activities initiated after December 31, 2002. Management is of the opinion that the adoption of SFAS No. 146 will not have a material impact on its financial position and results of operation.

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

     LIMITED OPERATING HISTORY. Orbit commenced its business in
October 1999 in Ontario, Canada and began to achieve revenues in fiscal 2002. However, by the end of the third quarter of fiscal 2002, the Company was still operating at a substantial net loss and had an
impaired cash position.   At the end of the third quarter, the Company
determined that until such time as the business environment improves for the telecommunications industry, OECI would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its operations in the United States. Accordingly, as of the end of fiscal 2002, the Company was non-operational. As a result of the arrangements entered into between the Company and GAN & Associates Inc. in fiscal 2003, the Company's only current business operations is its interest in Phoenix, which only recently began offering VoIP and other data and long distance services in the United States. As a result, the Company does not have an operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as the telecommunications industry.

     NEED FOR ADDITIONAL FINANCING.  For the year ended July 31,
2003, the Company earned net income of approximately $5,000, and, as at July 31, 2003, had a working capital deficiency of approximately $1,257,000. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its new business venture in the United States with GAN (irrespective of the potential success of the transaction contemplated in the Letter of Intent with GAN). No assurance can be given, however, that the Company will be able to obtain additional financing or that such business venture with GAN will be successful. The Company's inability to secure additional financing or in the event the new business venture fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     See Current Report of Form 8-K (Date of Report: December 4,
2002) for information on change in auditors.


Item 8A.  Controls and Procedures.

        The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                            Present Position      Year First Became
Name                Age     and Office            a Director

Douglas C. Lloyd    51      President and            2000
                            Chief Executive Officer

Donald G. Payne     71      Chief Financial Officer  2000

     None of the directors and executive officers is related to any other director or officer of the Company.

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

     DOUGLAS C. LLOYD has been President and Chief Executive Officer of the Company since July 2001 and a director since September 2000. From September 2000 to July 2001, he was also Vice President and Chief Technology Officer of the Company. For more than five years prior thereto, Mr. Lloyd was a consultant in the telecommunications field. His extensive experience includes designing, building and marketing large-scale satellite, microwave (fixed wireless), and fibre optic networks in Canada and internationally.

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

Code of Ethics

     The Company's Board of Directors has been considering adoption of a Code of Ethics to be applicable to its Chief Executive Officer and senior financial executives. The Code of Ethics will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year. Following adoption, a copy of the Code of Ethics will be provided to any person without charge upon written request to the Secretary of the Company at its executive offices, 14845 Yonge Street, Aurora, Ontario, Canada L4G 6H8.


Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended July 31, 2003, 2002 and 2001, of those persons who were, at July 31, 2003, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

                              Annual
                              Compensation

Name and Principal       Fiscal
Position                 Year      Salary      Bonus

Douglas C. Lloyd         2003      $0          $0
  President and Chief    2002      $0          $0
  Executive Officer      2001      $0          $0



                                      Long-Term
                                      Compensation

                                    Shares
Name and Principal       Fiscal     Underlying     All Other
Position                 Year       Options        Compensation

Douglas C. Lloyd         2003      1,250,000(1)    $0
  President and Chief    2002      0               $ 78,939(2)
  Executive Officer      2001      500,000(3)      $265,786(2)

___________________________________

(1)  Such stock options were cancelled subsequent to fiscal 2003.

(2)  Consists of consulting fees paid to him.

(3)  Such stock options were cancelled in fiscal 2002.

Stock Options Granted in Fiscal 2003

     The following tables set forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended July 31, 2003.


Option Grants in Fiscal 2003

Individual Grants

                                 Percent of Total
                  Number of      Options Granted
                  Securities     to Employees   Exercise or
                  Underlying     In             Base Price  Expiration
Name              Granted        Fiscal Year   ($/Sh)       Date

Douglas C. Lloyd  1,250,000(1)   37.9%          $0.30       1/3/2008
__________________

(1) Subsequent to the fiscal year ended July 31, 2003, all of Mr. Lloyd's options have been terminated.


Stock Options Exercised in Fiscal 2003; Fiscal Year-End Values

     The following table set forth certain information as to each exercise of stock options during the year ended July 31, 2003, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 2003 and Year-End Option Value

                                   Number of Securities
               Shares              Underlying Unexercised
               Acquired            Options at July 31, 2003
               On        Value
Name           Exercise  Realized  Exercisable     Unexercisable

Douglas C. Lloyd   -0-     -0-     1,250,000        -0-



                               Value of Unexercised
                               In-the-Money Options
                               at July 31, 2003(1)

Name                        Exercisable    Unexercisable

Douglas C. Lloyd              $287,500       $0

________________________

(1) Based on the average of the bid and asked prices of the Common Stock as of July 31, 2003, minus the exercise price, multiplied by the number of shares underlying the options. However, actual gains, if any, which may be achieved on stock option exercises are dependent on the future performance of the Common Stock and other factors such as the general condition of the stock markets and the timing of the exercise of the options. Subsequent to the fiscal year ended July 31, 2003, all of Mr. Lloyd's options have been terminated.

Compensation of Directors

     Since inception, no director of the Company has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     The Company does not have any termination or change in control arrangements with any of its executive officers and has no written
agreements with any of its executive officers.   See, however, Part I,
Item 1, "Agreements with GAN" for information on the employment agreements entered into between Phoenix TelNet, Inc. and Messrs. Lloyd and Payne.

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

     As of July 31, 2001, options to acquire 1,450,000 shares of
Common Stock had been granted under the 2001 Plan and no stock awards had been granted. Of such options, 750,000 related to three former senior management personnel who left the Company in July 2001. Their options expired 90 days thereafter. During fiscal 2002, all of the other outstanding options under the 2001 Plan were terminated and the Company
canceled the 2001 Plan.   As a result, as of July 31, 2002, there are no
stock options outstanding under the 2001 Plan.

2003 Stock Option Plan

     In January 2003, the Board of Directors of the Company adopted the 2003 Non-Qualified Stock Option Plan (the "2003 Plan") under which employees, officers, directors and consultants may be granted options to purchase shares of the Company's Common Stock at the fair market value at the time of grant. The maximum number of shares of Common Stock issuable over the term of the 2003 Plan is limited to 5,000,000, subject to adjustments in the event of certain changes in the Company's capital structure.

     As of July 31, 2003, options to acquire 3,300,000 shares of Common Stock had been granted under the 2003. Subsequent to the fiscal year ended July 31, 2003, options to acquire 2,250,000 shares were terminated, leaving options to acquire 1,050,000 shares outstanding. None of such options have been exercised to date.


Item 11.  Security Ownership of Certain Beneficial Owners and
               Management.

     The following table sets forth, as of November 10, 2003, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                    Amount and Nature of          Percent
Name                Beneficial Ownership          of Class

Douglas C. Lloyd*              5,000               **
Donald G. Payne*              10,300               **
Orbit Reorganization
   Facilitator Inc.        3,255,000               15.3%

All Executive Officers
and Directors as a Group      15,300               **
_______________________

* Indicates a Director of the Company. The address for each is 14845 Yonge Street, Aurora, Ontario, Canada L4G 6H8.

**   less than 1%


Item 12.  Certain Relationships and Related Transactions.

     During fiscal 2002 and 2003, the Company borrowed funds from the wife of Mr. Lloyd which loans bear interest at 10% per annum, calculated and payable monthly and which is due on demand. The loan has been secured by certain network communication equipment. At July 31, 2003, the amount due was $66,775.

     During fiscal 2002 and 2003, the Company paid Mr. Lloyd consulting fees of $0 and $78,939.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

2.1 Agreement and Plan of Reorganization dated August 3, 2000 by and between New Hilarity, Inc. and Orbit Canada Inc.(1)
3.1     Articles of Incorporation.(3)
3.2 Certificate of Change in Number of Authorized Shares of New Hilarity, Inc. (filed August 31, 2000).(1)
3.3 Certificate of Amendment to Certificate of Incorporation (filed April 31, 2001).(2)
3.4     Bylaws.(3)
4.1     2003 Non-Qualified Stock Option Plan.
10.1    Operating Agreement of Phoenix TelNet, LLC dated Octber 1,
        2002.(4)
10.2 Contribution Agreement between Orbit E-Commerce, Inc. and Phoenix TelNet, LLC dated October 1, 2002.(4)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2    Certification of Principal Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
99.1    Form of Warrants issued to Warrant Holders of Orbit Canada
        Inc.(1)
99.2 Exchangeable Share Support Agreement between New Hilarity, Inc. and Orbit Canada Inc.(2)
     ______________________

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

(4)  Filed as an exhibit to the Company's Annual Report on Form
10-KSB for the fiscal year ended July 31, 2002, and incorporated by reference herein.


     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

None.


Item 14.  Principal Accountant Fees and Services.

     Audit Fees

     For the fiscal years ended July 31, 2003 and 2002, the principal accountants for the Company billed $15,000 and $24,000, respectively, for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB filings of the Company.

     Audit-Related Fees

     There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

     Tax Fees

     For the fiscal years ended July 31, 2003 and 2002, the principal accountants for the Company billed $4,400 for tax return preparation services.

     All Other Fees

     There were no other fees billed by the principal accountants for the Company other than those disclosed above for fiscal years 2002 and 2003.

     Pre-Approval Policies and Procedures

     Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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


                          Dated:    November 13, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title               Date



/s/ Douglas C. Lloyd     President, Chief Executive   11/13/2003
Douglas C. Lloyd         Officer, Chairman of the
                         Board and Director
                         (Principal Executive Officer)

/s/ Donald G. Payne      Chief Financial Officer      11/13/2003
Donald G. Payne          and Director
                         (Principal Accounting
                          and Financial Officer)

                             ORBIT E-COMMERCE, INC.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  July 31, 2003

                             ORBIT E-COMMERCE, INC.




                                      INDEX
                                      -----



                                                                       PAGE

      INDEPENDENT AUDITORS' REPORT                                        2

      CONSOLIDATED BALANCE SHEETS                                         3

      CONSOLIDATED STATEMENTS OF OPERATIONS                               4

      CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY (DEFICIT)                                 5

      CONSOLIDATED STATEMENTS OF CASH FLOWS                             6-7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      8-20

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 -
FAX (212) 513-1930

                          INDEPENDENT AUDITORS' REPORT

Shareholders
Orbit E-Commerce, Inc.

We have audited the accompanying consolidated balance sheets of Orbit E-Commerce, Inc. as of July 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit E-Commerce, Inc. at July 31, 2003 and 2002 and the results of its' operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Orbit E-Commerce, Inc. will continue as a going concern. As more fully described in
Note 11, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 11. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Orbit E-Commerce, Inc. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kempisty & Company
Certified Public Accountants PC
New York, New York
October 16, 2003

                                       F2

                             ORBIT E-COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  July 31,       July 31,
                                                                                    2003           2002
                                                                                 -----------    -----------
                                     ASSETS
Current Assets
     Cash                                                                        $       921    $        --
     GST receivable                                                                       --         34,278
     Prepaid expenses                                                                     --            632
                                                                                 -----------    -----------
          Total Current Assets                                                           921         34,910

Equipment:net of accumulated amortization (Note 3)                                   105,204        243,365
Joint venture (Note 12)                                                                   --             --
                                                                                 -----------    -----------
          Total Assets                                                           $   106,125    $   278,275
                                                                                 ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Bank indebtedness                                                           $        --    $     1,869
     Accounts payable                                                              1,082,712      2,236,023
     Accrued liabilities                                                              10,559         71,307
     Due to related party                                                             66,775         29,262
     Due to shareholders                                                              97,733        898,592
                                                                                 -----------    -----------
          Total Current Liabilities                                                1,257,779      3,237,053

Stockholders' Deficit (Note 6)
  Common stock ($0.005 par value): Authorized: 98,000,000 shares
          Issued:  21,208,324 at July 31, 3003 and 17,008,450 at July 31, 2002       107,795         88,570
  Preferred stock ($0.005 par value): Authorized: 2,000,000 shares
          Issued:  no shares issued at July 31, 3003 and July 31, 2002                    --             --
  Capital in excess of par value                                                   7,912,422      6,056,347
  Cumulative translation adjustment                                                 (172,558)       (99,359)
  Accumulated deficit                                                             (8,999,313)    (9,004,336)
                                                                                 -----------    -----------
          Stockholders' (Deficit)                                                 (1,151,654)    (2,958,778)
                                                                                 -----------    -----------
          Total Liabilities and Stockholders' (Deficit)                          $   106,125    $   278,275
                                                                                 ===========    ===========

                        See Notes to Financial Statements

                                       F3

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Year Ended
                                                             July 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Revenue
  Long distance services                           $         --    $    973,331

Expenses
  Cost of communication services (recovered)           (514,727)      2,344,178
  Selling, general and administrative                   447,734         499,759
  Impairment of capital assets                            8,429       1,297,202
  Amortization                                           26,617         358,722
                                                   ------------    ------------
                                                        (31,947)      4,499,861

    Income (Loss) from operations                        31,947      (3,526,530)

Other income and expenses
    Interest expense                                    (10,819)        (79,872)
    Interest income                                          --             921
    Loss on disposal of capital assets                  (16,105)             --
                                                   ------------    ------------

Net income (loss)                                  $      5,023    $ (3,605,481)
                                                   ============    ============

Net income (loss) per common share                 $       0.00    $      (0.22)
                                                   ============    ============

Weighted average shares outstanding                  18,898,534      16,749,656
                                                   ============    ============


                       See Notes to Financial Statements.

                                       F4

                             ORBIT E-COMMERCE, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

                                                         Common Stock
                                                      ($0.005 par value)      Capital in      Other
                                     Exchangeable   ------------------------   Excess of   Comprehensive
                                        Shares        Shares       Amount      Par Value    Income(Loss)    Deficit        Total
                                     -----------    -----------  -----------  -----------   -----------   -----------   -----------
Balance July 31, 2001                  1,904,471     15,360,843  $    86,327  $ 5,930,549   $   (50,527)  $(5,398,855)  $   567,494

Shares exchanged                      (1,199,000)     1,199,000           --           --            --                          --

Common stock issued for
     services                                 --        133,607          668      247,841            --            --       248,509

Common stock issued for cash                  --        315,000        1,575      358,425            --            --       360,000

Stock options                                 --             --           --       77,425            --            --        77,425

Stock options forfeited                       --             --           --     (557,893)           --            --     (557,893)

Foreign currency translation
    adjustment                                --             --           --           --       (48,832)           --      (48,832)

Loss for year ended July 31, 2002             --             --           --           --            --    (3,605,481)  (3,605,481)
                                     -----------    -----------  -----------  -----------   -----------   -----------   -----------

Balance July 31, 2002                    705,471     17,008,450       88,570    6,056,347       (99,359)   (9,004,336)  (2,958,778)

Shares exchanged                        (354,874)       354,874           --           --            --            --            --

Common stock issued for
     consulting services                      --        450,000        2,250      186,750            --            --       189,000

Common stock issued for
     services                                 --        140,000          700       58,100            --            --        58,800

Common stock issued for
     conversion of notes                      --      3,255,000       16,275    1,611,225            --            --     1,627,500

Foreign currency translation
    adjustment                                --             --           --           --       (73,199)           --      (73,199)

Profit for year ended July 31, 2003           --             --           --           --            --         5,023         5,023
                                     -----------    -----------  -----------  -----------   -----------   -----------   -----------

Balance July 31, 2003                    350,597     21,208,324  $   107,795  $ 7,912,422   $  (172,558)  $(8,999,313) $(1,151,654)
                                     ===========    ===========  ===========  ===========   ===========   ===========   ===========

                       See Notes to Financial Statements.

                                       F5

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Year Ended
                                                                           July 31,
                                                                  --------------------------
                                                                     2003           2002
                                                                  -----------    -----------
Operating Activities
--------------------
   Net income or (loss) from continuing operations                $     5,023    $(3,605,481)
   Adjustments to reconcile net (loss) to net cash
      used by operating activities:
   Shares issued for consulting services                              247,800        248,509
   Write down of and loss on disposal of assets                        22,474      1,297,202
   Amortization                                                        26,617        358,722
   Compensation expense recovered                                          --       (480,468)
   Changes in operating assets and liabilities:
   (Increase) decrease in GST receivable                               34,278        (15,651)
   (Increase) decrease in accounts receivable                              --         18,077
   (Increase) decrease in prepaid expenses                                632         71,321
   Increase (decrease) in accounts payable and accrued expenses      (485,659)     1,251,577
                                                                  -----------    -----------
   Net cash (used) by operating activities                           (148,835)      (856,192)

Investing Activities
--------------------
   Purchase of capital assets                                              --       (122,939)
   Proceeds on disposal of capital assets                              89,070             --
                                                                  -----------    -----------
   Net cash provided(used) by investing activities                     89,070       (122,939)

Financing Activities
--------------------
   Proceeds from capital shares issued                                     --        360,000
   Advances from shareholders                                          98,241        547,448
   Advances from related parties                                       37,513         29,262
   Bank indebtedness                                                   (1,869)         1,869
                                                                  -----------    -----------
   Net cash provided by financing activities                          133,885        938,579

Effect of exchange rate changes on cash                               (73,199)            --
                                                                  -----------    -----------

   Increase (decrease) in cash                                            921        (40,552)
   Cash at beginning of period                                             --         40,552
                                                                  -----------    -----------
   Cash at end of period                                          $       921    $        --
                                                                  ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                     $        --    $    11,255
                                                                  ===========    ===========
     Income taxes (benefits)                                      $        --    $        --
                                                                  ===========    ===========

                       See Notes to Financial Statements.

                                       F6

                             ORBIT E-COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                            For the Year Ended
                                                                                 July 31,
                                                                         -------------------------
                                                                            2003          2002
                                                                         -----------   -----------
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

   Non-cash investing and financing activities:

Common stock issued for services - 590,000 shares                        $   247,800   $        --

Common stock issued for services - 133,607 shares                        $        --   $   248,509

Common stock issued for conversion of notes payable - 1,456,800 shares   $   728,400   $        --

Common stock issued for conversion of shareholders
     notes - 1,798,200 shares                                            $   899,100   $        --

                       See Notes to Financial Statements.

                                       F7

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003



Note 1-  ORGANIZATION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    a.   Nature of Business

         New Hilarity, Inc. a corporation organized under the laws of the State of Nevada changed its name to Orbit E-Commerce, Inc. ("OECI" or the "Company"). The Company during 2001, changed its business indirectly through the acquisition of a Canadian subsidiary Orbit Canada Inc. ("Orbit") (Note 2). Orbit is a company incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. This focus has subsequently changed to the development of an American network. (see Note 12).

         The Company conducted its business within one industry segment. The customer client base was across Canada.

    b.   Development Stage

         In prior years, the Company was considered to be a development stage company from inception through to the end of 2001. The Company moved out of the development stage in 2002 on the completion of its VoIP network across 12 Canadian locations. The Company is not operating the Canadian network at this time. (See Note 12).

    c.   Comparative Figures

         Comparative figures have been reclassified to conform with current year presentation.

    d.   Foreign Currency Translation

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

                                       F8

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003



Note 1-  ORGANIZATION OF COMPANY (continued)

    e.   Principles of Consolidation

         These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Orbit. All intercompany accounts and transactions have been eliminated.

         These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

    f.   Accounting Estimates

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

    g.   Revenue Recognition

         The Company provides communication services and recognizes revenue when services are provided. Consulting fees are recognized as the services are provided.

    h.   Capital Assets

         Capital assets are recorded at cost less accumulated amortization. Amortization is based on the estimated useful life of the asset as follows:

             Computer equipment                      30% declining balance basis
             Furniture and fixtures                  20% declining balance basis
             Network communications equipment        20% declining balance basis

                                       F9

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003



Note 1-  ORGANIZATION OF COMPANY (continued)

    i.   Impairment of Assets

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

    j.   Advertising Costs

         Advertising costs are expensed as incurred. Included in selling, general and administrative expenses are advertising expenses of $ 0 and $ 24,865 respectively for the years ending July 31, 2003 and 2002.

    k.   Income Taxes

         The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards Board ("FASB"). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    l.   Fair Values

         The carrying amounts of financial instruments of the Company approximate fair value because of their short maturity.

    m.   Comprehensive income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

                                       F10

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003



Note 1-  ORGANIZATION OF COMPANY (continued)

    n.   Stock Based Compensation

         The Company accounts for employee and director stock options under APB Opinion No. 25 under which no compensation cost is recognized when the exercise price equals or exceeds the fair value at the date of grant. Since no stock options were granted with an exercise price less than fair value no compensation was recorded.

         The Company accounts for stock options issued to directors and others for consulting services under FAS 123. An expense is recorded based on the fair value at the date of grant.

    o.   Recently Issued Accounting Standards

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

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB 30 to determine whether or not it should be classified as an extraordinary item. Additionally the statement contains other corrections to authoritative accounting literature in SFAS No. 4, 44 and 46. The provisions for debt extinguishment are applicable for fiscal years beginning after May 15, 2002 and the other changes were effective for all financial statements issued on or after May 15, 2002. Management believes the adoption of this statement will not have a material effect on the financial position and results of operations.

                                       F11

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003



Note 1-  ORGANIZATION OF COMPANY (continued)

    o.   Recently Issued Accounting Standards (continued)

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a sugnificant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Management is still assessing the impacts of this interpretation. However, it is reasonably possible that the Company will be considered the primary beneficiary of an existing special purpose entity and therefore would need to consolidate these entities beginning on July 1, 2003.

                                       F12

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003



Note 1-  ORGANIZATION OF COMPANY (continued)

    o.   Recently Issued Accounting Standards (continued)

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the date the liability is incurred and is measured and recorded at fair value. This is effective for exits or disposal activities initiated after December 31, 2002. Management is of the opinion that the adoption of SFAS No. 146 will not have a material impact on its financial position and results of operations.

Note 2-  BUSINESS ACQUISITION OF ORBIT CANADA INC. ("ORBIT")

         Under a share exchange agreement which became effective September 8, 2000, OECI issued 9,668,334 common shares of stock in exchange for the number of common shares issued and outstanding of Orbit. Orbit also exchanged its remaining 2,120,497 common shares for the same number of exchangeable shares. Each exchangeable share can be exchanged into one common share of OECI. This transaction resulted in a reverse takeover, thereby giving the shareholders of Orbit control of OECI. At the time of exchange of shares, the existing board of directors of OECI resigned and the directors of Orbit were appointed to the board of OECI.

         Prior to the Company's acquisition of Orbit, the Company had no significant operations. This transaction was equivalent to the issuance of stock by OECI for the net assets of the Company of $63,117 cash, accompanied by a recapitalization. The Company's assets were recorded at the carryover basis and no goodwill was recorded from the transaction. The Company's historical financial statements are a continuation of the financial statements of Orbit. The number and class of outstanding shares reported on July 31, 2001 are those of OECI.

                                       F13

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003



Note 3-  CAPITAL ASSETS
                                                         2003          2002
                                       Accumulated     Net Book      Net Book
                             Cost      Amortization      Value         Value
                         ------------  ------------  ------------  ------------
         Computer
         equipment       $         --  $         --  $         --  $     37,844

         Furniture and
         fixtures                  --            --            --        17,623

         Network
         communication
         equipment            158,562        53,358       105,204       187,898
                         ------------  ------------  ------------  ------------

                         $    158,562  $     53,358  $    105,204  $    243,365
                         ============  ============  ============  ============

Note 4-  DUE TO SHAREHOLDERS

         The amounts due to shareholders include loans of $ 0 and $809,795 for the years ended July 31, 2003 and 2002 respectively, which bear interest at rates between 9% and 15% per annum and are due on demand after June 5, 2002. The remaining balances of $97,733 and $88,797 for the years ended July 31, 2003 and 2002 respectively, are non-interest bearing and have no specific terms of repayment.

         On January 15, 2003, some of the shareholders who held notes receivable from the Company, agreed to exchange their loans for common stock valued at US $0.50 per share.

Note 5-  DUE TO RELATED PARTY

         The amount due to a person related to a director and officer of the Company, is a loan bearing interest at 10% per annum, calculated and payable monthly and due on demand. The loan has been secured by certain network communication equipment.

Note 6-  SHARE CAPITAL

                                                                             Outstanding July 31,
                                                                         ----------------------------
          Authorized                                                        2003              2002
          ----------                                                     ----------        ----------
           2,120,497       Non-voting retractable exchangeable share        350,597           705,471
           Unlimited       Non-voting First Preference share                   None              None
           2,000,000       Preferred Stock par value $0.005                    None              None
          98,000,000       Common shares par value $0.005                21,208,324        17,008,450

                                       F14

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003



Note 6-  SHARE CAPITAL (continued)

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

         By amendment to the Articles of Incorporation during the prior period, the shareholders approved an increase in the number of authorized common shares from 20,000,000 to 98,000,000 and authorized a new class of 2,000,000 shares of preferred stock, par value $0.005 each.

         In order to maintain the inherent value of their investment, holders of the Company's exchangeable shares are currently in the process of exchanging those shares of the Company, on a one to one basis.

         During 2003 and 2002, the Company issued 450,000 and 133,607 common shares, respectively, to an investor relations firm and recognized $189,000 and $248,509, respectively, for consulting services based on the market price of the underlying shares.

         During 2003 and 2002, the Company issued 354,874 and 1,199,000 common shares, respectively, in exchange for an equal amount of non-voting exchangeable shares.

                                       F15

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003


Note 6-  SHARE CAPITAL (continued)

         Stock Options
         -------------

         During the year ended July 31, 2003 the Company cancelled its stock option plan and all outstanding earned stock options. As a result, the July 31, 2002 financials statements include a recovery of compensation expense recorded in prior periods in the amount of $480,468.

         Effective January, 2003 the Company adopted a new stock option plan under which employees, officers, directors and consultants may be granted options to purchase shares of Company common stock at the fair market value at the time of the grant. Options generally vest immediately and expire five (5) years from the date of grant. The Company has reserved 5,000,000 common shares for issuance under the plan.

         Summarized information relative to the Company's stock option plan (shares in thousands) is as follows:

                                               Number of Shares    Average Price
                                               ----------------    -------------
         Granted January 3, 2003                  3,300,000          $    0.30
         Outstanding at July 31, 2003             3,300,000          $    0.30

         Subsequent to July 31, 2003, 2,250,000 of the options granted on January 3, 2003 were cancelled.


         As permitted under SFAS No. 123 "Accounting for Stock-Based Compensation" the Company has elected to measure stock-based compensation using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2003 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                        Year ended July 31, 2003
                                                        ------------------------

         Net income - as reported                             $      5,023
         Net income - pro-forma                               $   (357,977)
         Basic earnings per share - as reported               $       0.00
         Diluted earings per share - as reported              $       0.00
         Basic earnings per share - pro-forma                 $      (0.02)
         Diluted earings per share - pro-forma                $      (0.02)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options grantedon January 3, 2003: divided yield of 0%; expected volatility of 30%; risk-free rate of return of 5.0 years. The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

                                       F16

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003


Note 6-  SHARE CAPITAL (continued)

         Warrants
         --------

         Under the share exchange agreement (Note 1) the remaining 3,878,571 warrants of Orbit were exchanged for an equal number of warrants to acquire common shares of OECI. Each warrant entitles the holder thereof to acquire no later than February 20, 2001, one share of OECI's common stock at an exercise price of $0.875 per share.

         On each of the following dates: September 20, 2000, October 20, 2000, November 24, 2000, December 20, 2000 and January 31, 2001, 610,000
         warrants were exercised for cash consideration of $533,750 respectively. On February 20, 2001, the final allotment of 828,571 warrants was exercised for cash consideration of $725,000.

         There are no outstanding warrants at July 31, 2003 or July 31, 2002.

Note 7-  LOSS PER COMMON SHARE

         Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock. Exchangeable shares are considered common stock outstanding for purposes of this calculation.

Note 8-  INCOME TAXES

         The Company has provided a full valuation allowance against deferred tax assets at July 31, 2003, due to uncertainties in the Company's ability to utilize its net operating losses.

         A reconciliation between income taxes provided at actual rates and at the basic rates of 39% and 42% for years ended July 31, 2003 and July 31, 2002 respectively for federal and provincial taxes is as follows:

                                                              2003           2002
                                                          -----------    -----------
         Taxes at statutory rates                         $     1,958    $(1,406,000)
         Non-deductible compensation expense (recovery)            --       (187,000)
         Change in tax rate                                        --        129,000
         Valuation allowance                                   (1,958)     1,464,000
                                                          -----------    -----------
                                                          $        --    $        --
                                                          ===========    ===========

         The significant components of the Company's future tax asset are summarized as follows:

                                                        2003            2002
                                                    -----------     -----------
         Loss carry forwards                        $ 2,496,000     $ 2,496,000
         Loss carry forward applied                      (2,000)             --
         Capital assets                                 774,000         774,000
                                                    -----------     -----------
                                                      3,268,000       3,270,000
         Valuation allowance                         (3,268,000)     (3,270,000)
                                                    -----------     -----------
                                                    $        --     $        --
                                                    ===========     ===========

         The right to claim the loss carry forwards of approximately $6,399,000 expire as follows: $421,000 in 2007, $3,189,000 in 2008 and $2,789,000 in 2009.

                                       F17

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003


Note 9-  RELATED PARTY TRANSACTIONS

         The Company paid management fees to a director and officer of the Company of $ 0 and $78,939 for the years ended July 31, 2003 and 2002 respectively..

Note 10- LEGAL PROCEEDINGS

         On September 7, 2001, the Company commenced two actions in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation (the "Conundrum Action"), and the second against Daniel N. Argiros and
         J. Gordon McMehen (the "Argiros-McMehen Action"). Mr. Argiros and Mr. McMehen are former officers and directors of the Company.

         The Conundrum Action seeks to recover damages against Conundrum Capital corporation ("Conundrum") for breach of contract in the amount of $347,790 arising out of a Premises Sharing Agreement between the Company and Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, the Company was obliged to pay Conundrum one-half of the rent and other charges outlined in the lease that had been previously entered into between Conundrum and the landlord for such premises. The Company claims that Conundrum, which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged the Company by at least $347,790. In addition, the Action seeks an accounting of all monies paid by the Company to Conundrum or on Conundrum's behalf. The defendant in this action has filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of $529,462 plus expenses incurred after September 1, 2001.

         The Argiros-McMehen Action seeks to recover damages against Mr.. Argiros and Mr.. McMehen for breach of fiduciary duty by misappropriating funds of the Company and converting same to their own personal use and/or that of other corporations of which they are principals, including Conundrum; and damages in the amount of $54,219, wrongfully misappropriated by Mr. Argiros from the Company and converted to Mr. Argiros' personal use for his own personal gain. Such Action also seeks the return from Mr. Argiros and Mr. McMehen of a total of 1,400,000 shares, representing the shares of common stock in the Company owned beneficially by them. The defendants in this action have filed an answer to these claims generally denying the allegations.

                                       F18

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 2003


Note 10- LEGAL PROCEEDINGS (continued)

         Such actions went to Court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. During fiscal 2003, such actions were consolidated into one case wherein counsel for the Company filed an amended statement of claim which consolidated the causes of action in the two cases. The defendants filed an amended answer denying the allegations and asserting a counterclaim. Counsel for the parties agreed to transfer the matter to a case master for more efficient case management. However, such action is currently being held in abeyance. The Company believes the outcome of the foregoing matter is uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

         Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Note 11- GOING CONCERN

         The consolidated financial statements have been prepared with the assumption that, on a going concern basis, the company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated net losses since inception of $8,999,313 and as at July 31, 2003, has a working capital deficiency of $1,256,858. In June 2002 a decision was made to temporarily suspend OECI's presence in Canada and concentrate both human and financial capital on its expansion into the United States because of the much larger market opportunity and advantages of economies of scale. The continued operations of the Company are dependent upon the Company's ability to obtain long term financing and the successful launch of the American operations. Company management is continuing to seek long-term financing using either equity or debt or a combination thereof.

Note 12- JOINT VENTURE

         On October 1, 2002 agreements were signed between OECI and GAN and Associates Inc. ("n.NThe amountaofly held company, to form and operate an American based company named, Phoenix Telnet, LLC. ("Phoenix"). Phoenix offers VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will contribute the initial capital assets required to launch the proposed services as well as adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centers in the United States, encompassing a population in excess of seventy-five (75) million. The amount of GAN's financial contribution to this venture is up to US $3 million. The Company has not recorded a loss in excess of it's investment in the joint venture.

                                       F19

                             ORBIT E-COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003


Note 12- JOINT VENTURE (continued)

         The following is a summary of the balance sheet and income statement of the Joint Venture as of July 31, 2003:


                              PHOENIX TELNET, LLC.
                                                                    US$
                                                                 Unaudited
                                                                -----------
         Balance Sheet

              Current assets                                    $    39,935
              Property and equipment, net                            47,654
              Other assets                                           92,401
                                                                -----------
                   Total Assets                                 $   179,990
                                                                ===========

              Current liabilities                               $    59,787
              Long term loans                                     2,155,011
                                                                -----------
                                                                  2,214,798
              Equity                                                     --
              Retained earnings (deficit)                        (2,034,808)
                                                                -----------
                   Total liabilities and equity                 $   179,990
                                                                ===========

         Income statement for ten months ending July 31, 2003

              Revenues                                          $     1,359
              Cost of revenues                                      605,309
                                                                -----------
                   Gross profit (loss)                             (603,950)
              Selling, General and Administrative                 1,430,858
                                                                -----------
                   Net loss for period                          $(2,034,808)
                                                                ===========

                                       F20