Form 10QSB
period 2003-10-31
ORBIT E COMMERCE INC
filed 2003-12-22
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, DC 20549

                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 31, 2003

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

           Yes   [  X   ]No   [      ]

State the number of shares outstanding of each of the Issuer(s classes of common equity, as of the latest practicable date:

 Common, $.005 par value per share: 21,261,324
       outstanding as of November 30, 2003

         PART I  FINANCIAL INFORMATION



             ORBIT E-COMMERCE, INC.


         Index to Financial Information
          Period Ended October 31, 2003


Item                                              Page

Item 1    Financial Statements:

Consolidated Balance Sheets                       4

Consolidated Statements of Operations             5

Consolidated Statements of Changes
in Stockholders' Equity (Deficit)                 6

Consolidated Statements of Cash Flows             7

Notes to Consolidated Interim
Financial Statements                              8


Item 2    Management's Discussion and
          Analysis or Plan of Operation           11


Item 3 -  Controls and Procedures                 13

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The consolidated financial statements of Orbit E-Commerce, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2003.

                             ORBIT E-COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        October 31,           July 31,
                                                                                      2003                 2003
                                                                                      ----                 ----
                         ASSETS
Current Assets
     Cash                                                                         $    20,826          $       921
     GST receivable                                                                       154                   --
                                                                                  -----------          -----------
          Total Current Assets                                                         20,980                  921

Equipment:net of accumulated amortization (Note 3)                                     99,944              105,204
                                                                                  -----------          -----------
          Total Assets                                                            $   120,924          $   106,125
                                                                                  ===========          ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                                                             $ 1,123,598          $ 1,082,712
     Accrued liabilities                                                               15,139               10,559
     Due to related party                                                              90,937               66,775
     Due to shareholders                                                               97,733               97,733
                                                                                  -----------          -----------
          Total Current Liabilities                                                 1,327,407            1,257,779

Stockholders' Deficit
  Common stock ($0.005 par value): Authorized: 98,000,000 shares
    Issued:  21,261,324 at October 31, 3003 and 21,208,324 at July 31, 2003           107,795              107,795
  Preferred stock ($0.005 par value): Authorized: 2,000,000 shares
    Issued:  no shares issued at October 31, 3003 and  July 31, 2003                       --                   --
  Capital in excess of par value                                                    7,912,422            7,912,422
  Cumulative translation adjustment                                                  (214,369)            (172,558)
  Accumulated deficit                                                              (9,012,331)          (8,999,313)
                                                                                  -----------          -----------
          Stockholders' (Deficit)                                                  (1,206,483)          (1,151,654)
                                                                                  -----------          -----------
          Total Liabilities and Stockholders' (Deficit)                           $   120,924          $   106,125
                                                                                  ===========          ===========

                       See Notes to Financial Statements

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Three Months Ended
                                                                              October 31,
                                                                      2003                    2002
                                                                      ----                    ----
Revenue
  Long distance services                                      $         --                $         --

Expenses
  Cost of communication services (recovered)                            --                     (50,191)
  Selling, general and administrative                                6,178                      46,961
  Loss on foreign exchange                                              --                       4,163
  Amortization                                                       5,260                          --
                                                              ------------                ------------
                                                                    11,438                         933

    Income (Loss) from operations                                  (11,438)                       (933)

Other income and expenses
    Interest expense                                                (1,580)                         --
    Interest income                                                     --                          --
    Loss on disposal of capital assets                                  --                     (33,779)
                                                              ------------                ------------
Net income (loss)                                             $    (13,018)               $    (34,712)
                                                              ============                ============
Net income (loss) per common share                            $      (0.00)               $      (0.00)
                                                              ============                ============
Weighted average shares outstanding                             21,261,324                  17,008,450
                                                              ============                ============

                       See Notes to Financial Statements.

                             ORBIT E-COMMERCE, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

                                                      Common Stock         Capital in        Other
                                Exchangeable       ($0.005 par value)       Excess of     Comprehensive
                                   Shares         Shares        Amount      Par Value      Income(Loss)    Deficit         Total
                                   ------         ------        ------      ---------      ------------    -------         -----
Balance July 31, 2001             1,904,471     15,360,843   $    86,327   $ 5,930,549    $   (50,527)   $(5,398,855)   $   567,494

Shares exchanged                 (1,199,000)     1,199,000            --            --             --             --             --

Common stock issued for
  services                               --        133,607           668       247,841             --             --        248,509

Common stock issued for
   cash                                  --             --            --            --             --             --        360,000

Stock options                            --             --            --        77,425             --             --         77,425

Stock options forfeited                  --             --            --            --             --             --       (557,893)

Foreign currency
   translation adjustment                --             --            --            --        (48,832)            --        (48,832)

Loss for year ended
   July 31, 2002                         --             --            --            --             --     (3,605,481)    (3,605,481)
                                 ----------     ----------   -----------   -----------    -----------    -----------    -----------
Balance July 31, 2002               705,471     17,008,450        88,570     6,056,347        (99,359)    (9,004,336)    (2,958,778)

Shares exchanged                   (354,874)       354,874            --            --             --             --             --

Common stock issued for
   consulting services                   --        450,000         2,250       186,750             --             --        189,000

Common stock issued for
   services                              --        140,000           700        58,100             --             --         58,800

Common stock issued for
   conversion of notes                   --      3,255,000        16,275     1,611,225             --             --      1,627,500

Foreign currency
   translation adjustment                --             --            --            --        (73,199)            --        (73,199)

Profit for year ended
   July 31, 2003                         --             --            --            --             --          5,023          5,023
                                 ----------     ----------   -----------   -----------    -----------    -----------    -----------
Balance July 31, 2003               350,597     21,208,324       107,795     7,912,422       (172,558)    (8,999,313)    (1,151,654)

Shares exchanged                    (53,000)        53,000            --            --             --             --             --

Foreign currency
   translation adjustment                --             --            --            --        (41,811)            --        (41,811)

Loss for the three months
   ended October 31, 2003                --             --            --            --            --         (13,018)       (13,018)
                                 ----------     ----------   -----------   -----------    -----------    -----------    -----------
                                    297,597     21,261,324   $   107,795   $ 7,912,422    $  (214,369)   $(9,012,331)   $(1,206,483)
                                 ==========     ==========   ===========   ===========    ===========    ===========    ===========

                       See Notes to Financial Statements.

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Three Months Ended
                                                                                 October 31,
                                                                        2003                  2002
                                                                        ----                  ----
Operating Activities
   Net income or (loss) from continuing operations                   $ (13,018)            $ (34,712)
   Adjustments to reconcile net (loss) to net cash
      used by operating activities:
   Write down of and loss on disposal of assets                             --                33,779
   Amortization                                                          5,260                 9,448
   Compensation expense recovered                                           --                    --
   Changes in operating assets and liabilities:
   (Increase) decrease in GST receivable                                  (154)               21,859
   (Increase) decrease in prepaid expenses                                  --                   (10)
   Increase (decrease) in accounts payable and accrued expenses         43,620              (145,718)
                                                                     ---------             ---------
   Net cash (used) by operating activities                              35,708              (115,354)

Investing Activities
   Purchase of capital assets                                               --                    --
   Proceeds on disposal of capital assets                                   --                12,240
                                                                     ---------             ---------
   Net cash provided(used) by investing activities                          --                12,240

Financing Activities
   Proceeds from capital shares issued                                      --                    --
   Advances from shareholders                                               --                59,297
   Advances from related parties                                        24,162                39,610
   Bank indebtedness                                                     1,846                (1,869)
                                                                     ---------             ---------
   Net cash provided by financing activities                            26,008                97,038

Effect of exchange rate changes on cash                                (41,811)                6,556
                                                                     ---------             ---------

   Increase (decrease) in cash                                          19,905                   480
   Cash at beginning of period                                             921                    --
                                                                     ---------             ---------
   Cash at end of period                                             $  20,826             $     480
                                                                     =========             =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                        $      --             $     689
                                                                     =========             =========
     Income taxes (benefits)                                         $      --             $      --
                                                                     =========             =========

                       See Notes to Financial Statements.

                             ORBIT E-COMMERCE, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2003


         The financial information for the period ended October 31, 2003 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended October 31, 2003 are not necessarily indicative of the results to be expected for a full year.

         The financial statements do not include certain information included in the Company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the year ending July 31, 2003.

Note 1-  Nature of Operations

         From inception through fiscal 2002, OECI's efforts have been devoted to the development of its VoIP Canadian network and raising capital. During fiscal 2003, this focused has changed to the development of an American network (see Note 2). In prior years, the Company was considered to be a development stage company from inception through to the end of 2001. The Company moved out of the development stage in 2002 on the completion of its VoIP network across 12 Canadian locations. The Company is not operating the Canadian network at this time.

Note 2-  Phoenix Telnet Joint Venture

         On October 1, 2002 agreements were signed between Orbit E-Commerce ("OECI") and GAN and Associates Incn inGexcessaofr75amily held company, to form and operate an American based company called, Phoenix Telnet, LLC. ("Phoenix") to offer VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. Gan will lease to Phoenix the initial network capital assets required to launch the proposed services as well as provide adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centers in the United States, encompassing a populatio

                             ORBIT E-COMMERCE, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2003


Note 2-  Phoenix Telnet Joint Venture (continued)

         On October 13, 2003, the Company entered into a letter of intent that expires in 60 days with GAN whereby either (I) the principal assets of Phoenix shall be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN shall be transferred to the Company,
         (iii) or a similar transaction shall be consummated which will result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. The closing of the transaction is subject to the execution of a definitive agreement as well as other conditions. However, no assurance can be given that the Company will be able to complete this or any similar transaction since the 60 day period has expired.

Note 3-  Due to Shareholder

         The $97,733 loans are non-interest bearing and have no specific terms of repayment.

Note 4-  Due to related partners

         The $66,775 due to a person related to a director and officer of the Company, is a 10% interest bearing demand loan.

         During the quarter ended October 31, 2003, the Company obtained a loan from a related party in the principal amount of $24,162 which bears interest at 10% per annum and is due on demand. The principal and unpaid interest, if any, is convertible at the option of the holder into shares of common stock of the Company at $0.20 per share.

Note 5-  Share Capital

                                                                                                 Outstanding
                                                                                                 -----------
            Authorized                                                          October 31, 2003           July 31, 2003
           -----------                                                          ----------------           -------------
               2,120,497       Non-voting exchangeable shares                            297,597                 350,597
               Unlimited       Non-voting First Preference shares                           None                    None
               2,000,000       Preferred Stock par value $0.005                             None                    None
              98,000,000       Common shares par value $0.005                         21,261,324              21,208,324

         During the quarter ended October 31, 2003 the Company exchanged 53,000 non-voting exchangeable shares for 53,000 shares of its common shares.

                             ORBIT E-COMMERCE, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 2003


Note 6-  Subsequent Event

         In November 2003 a shareholder advanced the Company $80,000 for working capital with no interest or terms of repayment.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

        The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

ForwardLooking Statements

       This Form 10QSB contains certain forwardlooking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10QSB, the words "anticipate", "believe", "estimate", "plan," "intend" and "expect" and similar expressions, as they relate to Orbit E-Commerce, Inc. for its management, are intended to identify such forwardlooking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forwardlooking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's need for long term financing, the Company's limited operating history, rapid technological changes in the internet telephony market and the other factors discussed under "Uncertainties and Risk Factors" in Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation" of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003. Except as required by the Federal Securities law, the Company does not undertake any obligation to release publicly any revisions to any forwardlooking statements to reflect events or circumstances after the date of this Form 10QSB or for any other reason.

Results of Operations

     The Company reported no revenue from operations for the three months ended October 31, 2003 and 2002. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in United States and Canada. Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. Such operations were the Company's sole business operations during fiscal 2003.

     Expenses were approximately $11,000 for the three months ended
October 31, 2003 and were comprised primarily of costs associated with selling, general and administrative expenses and amortization expenses. This compares to expenses of approximately $1,000 for the three months ended October 31, 2002 and were comprised primarily of costs associated with selling, general and administrative expenses and loss on foreign exchange, offset by a recovery of cost of communication services. In the quarter ended October 31, 2002, the Company recovered approximately $50,000 in costs associated with communication services whereas there was no comparable recovery in the three months ended October 31, 2003. The increase in expenses for the three months ended October 31, 2003 as compared to the three months ended October 31, 2002 was primarily due to such recovery of cost of communication services which occurred in the three months ended October 31, 2002. For the three months ended October 31, 2003, the Company had selling, general and administrative expenses of approximately $6,000 compared to selling, general and administrative expenses of approximately $47,000 for the three months ended July 31, 2002.


     For the three months ended October 31, 2003, the Company had a net loss of approximately $13,000 compared to a net loss of approximately $35,000 for the three months ended October 31, 2002. The net loss for the three months ended October 31, 2003 resulted from the net loss from operations of approximately $11,000 and interest expense of approximately $2,000, while for the three months ended October 31, 2002 the Company had a net loss from operations of approximately $1,000 plus a loss on disposal of capital assets of approximately $34,000 resulting in a net loss of approximately $35,000 for the three months ended October 31, 2002.

Liquidity and Capital Resources

     On October 31, 2003, the Company had approximately $21,000 in cash compared to less than $1,000 in cash at July 31, 2003, and the Company had a working capital deficit of approximately $1,306,000 at October 31, 2003 compared to a working capital deficit of approximately $1,257,000 at July 31, 2003.

     Net cash from operating activities was $36,000 for the three months ended October 31, 2003 which was primarily the result of an increase in accounts payable and accrued expenses of approximately $44,000 and amortization of $5,000, offset by a net loss from continuing operations of $13,000. Cash used in operating activities was $115,000 for the three months ended October 31, 2002 which was primarily the result of a net loss from continuing operations of $35,000 and a decrease in accounts payable and accrued expenses of $146,000, offset by a write down of loss on disposal of assets of $34,000 and a decrease in GST receivable of $22,000 and amortization of $9,000.

     For the three months ended October 31, 2003, the Company had $26,000 in financing activities primarily from advances from shareholders compared to net cash provided by financing activities of $97,000 from advances from shareholders and related parties for the three months ended October 31, 2002.

     At October 31, 2003 and 2002, the amount due to shareholders for shareholders loans was approximately $98,000.

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

Recent Developments

     On October 13, 2003, the Company entered into a letter of intent that expires in 60 days with GAN whereby either (i) the principal assets of Phoenix shall be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN shall be transferred to the Company, (iii) or a similar transaction shall be consummated which will result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. The closing of the transaction is subject to the execution of a definitive agreement as well as other
conditions.   However, no assurance can be given that the Company will be able to complete this or any similar transaction since the 60 day period has expired. If this, or a similar transaction is completed in fiscal 2004, the Company intends to commence operations as a communications services provider in the United States. In this case, the Company will require additional capital to build this business. However, no assurance can be given that the Company will be able to obtain such additional capital on terms acceptable to the Company or that the business will be profitable. The Company's inability to secure additional capital or in the event the Company fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.


Item 3.   Controls and Procedures.

        The Company's Chief Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II  OTHER INFORMATION


Item 1.  Legal Proceedings.

     Reference is made to the Company's Form 10-KSB for the year ended July 31, 2003 and the financial statements included therein and in particular to Part I, Item 3 and Note 10 to the financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on litigation involving the Company. There have been no material changes in such legal proceeding.

       The Company believes the outcome of the foregoing matter is uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable.

       Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Changes in Securities.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended October 31, 2003, 53,000 Exchangeable Shares were exchanged for 53,000 shares of the Company's Common Stock. As of October 31, 2003, 1,822,900 Exchangeable Shares had been exchanged for 1,822,900 shares of the Company's Common Stock, leaving 297,597 Exchangeable Shares issued and outstanding.

     All of the foregoing shares of Common Stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".





Item 3.  Defaults Upon Senior Securities.

        None.


Item 4.  Submission of Matters to a Vote of SecurityHolders.

          None.


Item 5.  Other Information.

     On December 2, 2003, Donald G. Payne, the Company's Chief Financial Officer and a Director, resigned from such positions, effective immediately, for personal reasons. The Company is in the process of seeking a replacement for Mr. Payne.


Item 6.  Exhibits and Reports on Form 8K.

          (a)  Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     31.2 Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (18 U.S.C. 1350)

     (b)  Reports on Form 8K.

          Listed below are reports on Form 8K filed during the fiscal quarter ended October 31, 2003.

     None.

                               SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ORBIT E-COMMERCE, INC.
                                    (Registrant)



Dated:    December 19, 2003         By: /s/ Douglas C. Lloyd
                                        Douglas C. Lloyd,
                                        President and Chief Executive
                                        Officer (Principal Executive
                                        Officer and Principal Accounting
                                        and Financial Officer)