Form 10QSB
period 2004-01-31
ORBIT E COMMERCE INC
filed 2004-03-22
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Common, $.005 par value per share: 21,561,324
outstanding as of February 29, 2004

     PART I  FINANCIAL INFORMATION



     ORBIT E-COMMERCE, INC.


     Index to Financial Information
     Period Ended January 31, 2004


Item
                                                Page

Item 1    Financial Statements:

Consolidated Balance Sheets                       4

Consolidated Statements of Operations             5

Consolidated Statements of Changes
in Stockholders' Equity(Deficit)                  6

Consolidated Statements of Cash Flows             7

Notes to Consolidated
Interim Financial Statements                      8


Item 2 -  Management's Discussion and
          Analysis or Plan of Operation           11

Item 3 -  Controls and Procedures                 13

PART I

FINANCIAL INFORMATION





ITEM 1.   FINANCIAL STATEMENTS


     The consolidated financial statements of Orbit E-Commerce, Inc. (the "Company"), included herein were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2003.


                             ORBIT E-COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                January 31,     July 31,
                                                                                   2004           2003
                                                                               ------------   ------------
                                     ASSETS
Current Assets
  Cash                                                                         $        646   $        921
  GST receivable                                                                        504             --
                                                                               ------------   ------------
     Total Current Assets                                                             1,150            921

Phoenix Telnet LLC Joint Venture (Note 2)                                                --             --

Equipment net of accumulated amortization (Note 3)                                   94,947        105,204
                                                                               ------------   ------------
     Total Assets                                                              $     96,097   $    106,125
                                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                             $  1,120,458   $  1,082,712
  Accrued liabilities                                                                19,936         10,559
  Due to related party                                                              155,447         66,775
  Due to shareholders                                                                97,733         97,733
                                                                               ------------   ------------
     Total Current Liabilities                                                    1,393,574      1,257,779


Stockholders' Deficit
 Common stock ($0.005 par value): Authorized: 98,000,000 shares
  Issued:  21,561,324 at January 31, 2004 and 21,208,324 at July 31, 2003           109,295        107,795
 Preferred stock ($0.005 par value): Authorized: 2,000,000 shares
   Issued:  no shares issued at January 31, 2003 and  July 31, 2003                      --             --
 Capital in excess of par value                                                   7,985,922      7,912,422
 Cumulative translation adjustment                                                 (211,275)      (172,558)
 Accumulated deficit                                                             (9,181,419)    (8,999,313)
                                                                               ------------   ------------
     Stockholders' (Deficit)                                                     (1,297,477)    (1,151,654)
                                                                               ------------   ------------
     Total Liabilities and Stockholders' (Deficit)                             $     96,097   $    106,125
                                                                               ============   ============

                        See Notes to Financial Statements


                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the Three Months Ended     For the Six Months Ended
                                                 January 31,                   January 31,
                                             2004           2003           2004           2003
                                         ------------   ------------   ------------   ------------
Revenue                                  $         --   $         --   $         --   $         --

Expenses
 Cost of communication services
   (recovered)                                     --       (451,285)            --       (501,476)
 Selling, general and administrative          162,341         16,244        168,519         57,920
 Amortization                                   4,997          6,268         10,257         15,716
                                         ------------   ------------   ------------   ------------
                                              167,338       (428,773)       178,776       (427,840)

   Income (Loss) from operations             (167,338)       428,773       (178,776)       427,840

Other income and expenses
 Interest expense                              (1,750)            --         (3,330)            --
 Loss on disposal of capital assets                --         13,598             --        (20,181)
                                         ------------   ------------   ------------   ------------

Net income (loss)                        $   (169,088)  $    442,371   $   (182,106)  $    407,659
                                         ============   ============   ============   ============

Cumulative adjustment (loss)                    3,094         (2,651)       (38,717)         3,905
                                         ------------   ------------   ------------   ------------

Net comprehensive income (loss)          $   (165,994)  $    439,720   $   (220,823)  $    411,564
                                         ============   ============   ============   ============

Basic net income (loss) per common
 share                                   $      (0.01)  $       0.02   $      (0.01)  $       0.02
                                         ============   ============   ============   ============

Fully diluted income (loss) per common
 share                                   $         --   $       0.02   $         --   $       0.02
                                         ============   ============   ============   ============

Weighted average shares outstanding        21,381,976     23,762,933     21,261,324     20,385,692
                                         ============   ============   ============   ============

Fully diluted shares outstanding                   --     25,568,404             --     21,641,163
                                         ============   ============   ============   ============

                       See Notes to Financial Statements.


                             ORBIT E-COMMERCE, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

                                                       Common Stock        Capital in       Other
                                 Exchangeable       ($0.005 par value)      Excess of   Comprehensive
                                    Shares        Shares        Amount      Par Value    Income(Loss)     Deficit        Total
                                 -----------    -----------   ----------   -----------    ----------    ------------   ------------
Balance July 31, 2001              1,904,471     15,360,843   $   86,327   $ 5,930,549    $  (50,527)   $ (5,398,855)  $    567,494

Shares exchanged                  (1,199,000)     1,199,000           --            --            --              --

Common stock issued for
 services                                 --        133,607          668       247,841            --              --        248,509

Common stock issued for cash              --        315,000        1,575       358,425            --              --        360,000

Stock options                             --             --           --        77,425            --              --         77,425

Stock options forfeited                   --             --           --      (557,893)           --              --       (557,893)

Foreign currency translation
 adjustment                               --             --           --            --       (48,832)             --        (48,832)

Loss for year ended
 July 31, 2002                            --             --           --            --            --      (3,605,481)    (3,605,481)
                                 -----------    -----------   ----------   -----------    ----------    ------------   ------------

Balance July 31, 2002                705,471     17,008,450       88,570     6,056,347       (99,359)     (9,004,336)    (2,958,778)

Shares exchanged                    (354,874)       354,874           --            --            --              --             --

Common stock issued for
 consulting services                      --        450,000        2,250       186,750            --              --        189,000

Common stock issued for
 services                                 --        140,000          700        58,100            --              --         58,800

Common stock issued for
 conversion of notes                      --      3,255,000       16,275     1,611,225            --              --      1,627,500

Foreign currency translation
 adjustment                               --             --           --            --       (73,199)             --        (73,199)

Profit for year ended
 July 31, 2003                            --             --           --            --            --           5,023          5,023
                                 -----------    -----------   ----------   -----------    ----------    ------------   ------------

Balance July 31, 2003                350,597     21,208,324      107,795     7,912,422      (172,558)     (8,999,313)    (1,151,654)

Common stock issued for legal
 services                                 --        300,000        1,500        73,500            --              --         75,000

Shares exchanged                     (53,000)        53,000           --            --            --              --             --

Foreign currency translation
 adjustment                               --             --           --            --       (38,717)             --        (38,717)

Loss for the six months
 ended January 31, 2004                   --             --           --            --            --        (182,106)      (182,106)
                                 -----------    -----------   ----------   -----------    ----------    ------------   ------------

                                     297,597     21,561,324   $  109,295   $ 7,985,922    $ (211,275)   $ (9,181,419)  $ (1,297,477)
                                 ===========    ===========   ==========   ===========    ==========    ============   ============

                       See Notes to Financial Statements.


                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Six Months Ended
                                                                           January 31,
                                                                       2004           2003
                                                                   -----------    -----------
Operating Activities
--------------------
  Net income or (loss)                                             $  (182,106)   $   407,659
  Adjustments to reconcile net (loss) to net cash
   used by operating activities:
  Common Stock issued for services                                      75,000
  Write down of and loss on disposal of assets                              --         20,181
  Amortization                                                          10,257         15,716
  Changes in operating assets and liabilities:
  (Increase) decrease in GST receivable                                   (504)        34,278
  (Increase) decrease in prepaid expenses                                   --            (25)
  Increase (decrease) in accounts payable and accrued expenses          45,300       (543,483)
                                                                   -----------    -----------
  Net cash (used) by operating activities                              (52,053)       (65,674)


Investing Activities
--------------------
  Proceeds on disposal of capital assets                                    --         84,317
                                                                   -----------    -----------
  Net cash provided(used) by investing activities                           --         84,317


Financing Activities
--------------------
  Advances from related parties                                        103,391         32,392
  Repayment of advance to related parties                              (14,719)            --
  Bank indebtedness                                                      1,823             --
                                                                   -----------    -----------
  Net cash provided by financing activities                             90,495         32,392

Effect of exchange rate changes on cash                                (38,717)         3,905
                                                                   -----------    -----------

  Increase (decrease) in cash                                             (275)        54,940
  Cash at beginning of period                                              921         (1,869)
                                                                   -----------    -----------
  Cash at end of period                                            $       646    $    53,071
                                                                   ===========    ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during year for:
  Interest                                                         $        --    $        --
                                                                   ===========    ===========
  Income taxes (benefits)                                          $        --    $        --
                                                                   ===========    ===========
 Non cash transactions:
  300,000 shares common stock issued for services                  $    75,000    $        --
                                                                   ===========    ===========


                       See Notes to Financial Statements.

ORBIT E-COMMERCE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2004



The financial information for the period ended January 31, 2004 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended January 31, 2004 are not necessarily indicative of the results to be expected for a full year.

The financial statements do not include certain information included in the Company's audited financial statements. This report should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the year ending July 31, 2003.



Note 1-   Nature of Operations



From inception through fiscal 2002, OECI's efforts have been devoted to the development of its VoIP Canadian network and raising capital. During fiscal 2003, this focused has changed to the development of an American network (see Note 2). In prior years, the Company was considered to be a development stage company from inception through to the end of 2001. The Company moved out of the development stage in 2002 on the completion of its VoIP network across 12 Canadian locations. The Company is not operating the American or Canadian network at this time.



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

ORBIT E-COMMERCE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2004


Note 2-   Phoenix Telnet Joint Venture (continued)



On October 13, 2003, the Company entered into a letter of intent that expires in 60 days with GAN whereby either (I) the principal assets of Phoenix shall be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN shall be transferred to the Company, (iii) or a similar transaction shall be consummated which will result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. The closing of the transaction is subject to the execution of a definitive agreement as well as other conditions. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN are no longer in discussions with regard to any possible transaction. The Company is in discussions to effect a merger or similar transaction with a related party which intends to enter the business of providing telephone services over coaxial cable television networks. No assurance, however, can be given that the Company will be able to complete this or any similar transaction. If this, or a similar transaction is completed in fiscal 2004, the Company intends to commence operations as a communications services provider in the United States. In this case, the Company will require additional capital to build this business. However, no assurance can be given that the Company will be able to obtain such additional capital on terms acceptable to the Company or that the business will be profitable. The Company's inability to secure additional capital or in the event the Company fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.


Note 3-   Due to Shareholder


The $97,733 loans are non-interest bearing and have no specific terms of repayment.



Note 4-   Due to related parties


The $66,775 due to a person related to a director and officer of the Company, is a 10% interest bearing demand loan.


During the six months ended January 31, 2004, the Company obtained a loan from a related party in the principal amount of $24,162 which bears interest at 10% per annum and is due on demand. The principal and unpaid interest, if any, is convertible at the option of the holder into shares of common stock of the Company at $0.20 per share. Additionally, there is a second demand loan for $79,229 which does not bear interest. During the quarter ended January 31, 2004, the Company repaid $14,719 of the second demand loan.

ORBIT E-COMMERCE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2004





Note 5-   Share Capital


Authorized                                     Outstanding
                                              January 31, 2004 July 31, 2003
  2,120,497    Non-voting exchangeable shares     297,597     350,597
 Unlimited     Non-voting First Preference shares None        None
 2,000,000     Preferred Stock par value $0.005   None        None
98,000,000     Common shares par value $0.005     21,561,324  21,208,324

During the quarter ended October 31, 2003 the Company exchanged
53,000 non-voting exchangeable shares for 53,000 shares of its common shares.

The Company filed a Form S-8 dated December 3, 2003 to register
1,000,000 shares of common stock for the consultants stock compensation plan.

During the quarter ended January 31, 2004 the Company issued
300,000 shares of its common stock for legal services valued at $75,000 under the consultant stock compensation plan.

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

Results of Operations

     The Company reported no revenue from operations for the three and six months ended January 31, 2004 and 2003. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in United States and Canada. Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. Such operations were the Company's sole business operations during fiscal 2003 and through the first six months of fiscal 2004.

     Expenses were approximately $167,000 and $179,000 for the three and six months ended January 31, 2004 and were comprised primarily of costs associated with selling, general and administrative expenses and amortization expenses. For the three and six months ended January 31, 2004, the Company had selling, general and administrative expenses of approximately $162,000 and $169,000. This compares to a net recovery of expenses of approximately $429,000 and $428,000 for the three and six months ended January 31, 2003 which was primarily the result of the Company's decision to suspend operations in Canada and from a recovery of approximately $451,000 in communications services expenses for the three months ended January 31, 2003 and $502,000 for the six months ended January 31, 2003. This major recovery in communications expenses was part of a reorganization plan instituted by the Company with certain of its major creditors and note holders (all shareholders) to remove certain liabilities from the Company's balance sheet.

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

     For the three and six months ended January 31, 2004, the Company had a net loss of approximately $169,000 and $182,000. The net loss for the three and six months ended January 31, 2004 resulted from the net loss from operations of approximately $167,000 and $179,000, respectively, and interest expense of approximately $2,000 and $3,000, respectively.

     For the three and six months ended January 31, 2003, the Company had
net earnings of approximately $442,000 and $408,000, respectively.   Such
net earnings were primarily due to the expense recovery discussed above and a gain on the sale of assets of approximately $14,000.

Liquidity and Capital Resources

     On January 31, 2004, the Company had approximately $1,000 in cash and a working capital deficit of approximately $1,392,000.

     Net cash used by operating activities was $52,000 for the six months ended January 31, 2004 which was primarily the result of a net loss of $182,000 offset by common stock issued for services of $75,000, amortization of $10,000 and an increase in accounts payable and accrued expenses of approximately $45,000. Cash used in operating activities was approximately $66,000 for the six months ended January 31, 2003 which was primarily the result of net earnings of approximately $408,000, loss on disposal of assets of approximately $20,000, amortization of approximately $16,000, a GST receivable of approximately $34,000, offset by decrease in accounts payable and accrued liabilities of approximately $543,000.

     For the six months ended January 31, 2004, the Company had $90,000 in financing activities primarily from advances from shareholders. For the six months ended January 31, 2003, the Company obtained approximately $32,000 from financing activities from advances from related parties, and recovered approximately $84,000 in investing activities resulting from proceeds received from the disposal of assets.

     At January 31, 2004 and 2003, the amount due to shareholders for shareholder loans was approximately $98,000.

     The Company's independent auditors have issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2003, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2003. Accordingly, those conditions raise substantial doubt about the Company's ability to continue as a going concern.

Recent Developments

     On October 13, 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN are no longer in discussions with regard to any possible transaction. The Company is in discussions to effect a merger or similar transaction with a related party which intends to enter the business of providing telephone services over coaxial cable television networks. No assurance, however, can be given that the Company will be able to complete this or any similar
transaction.    If this, or a similar transaction is completed in fiscal
2004, the Company intends to commence operations as a communications services provider in the United States. In this case, the Company will require additional capital to build this business. However, no assurance can be given that the Company will be able to obtain such additional capital on terms acceptable to the Company or that the business will be profitable. The Company's inability to secure additional capital or in the event the Company fails to achieve profitability would have a material adverse effect on the Company's ability to continue as a going concern.


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


Item 2.  Changes in Securities.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the six months ended January 31, 2004, 53,000 Exchangeable Shares were exchanged for 53,000 shares of the Company's Common Stock. As of January 31, 2004, 1,822,900 Exchangeable Shares had been exchanged for 1,822,900 shares of the Company's Common Stock, leaving 297,597 Exchangeable Shares issued and outstanding.

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

     (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended January 31, 2004.

None.

                    SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ORBIT E-COMMERCE, INC.
                              (Registrant)



Dated:    March 22, 2004      By: /s/ Douglas C. Lloyd
                              Douglas C. Lloyd,
                              President and Chief Executive
                              Officer (Principal Executive Officer
                              and Principal Accounting and
                              Financial Officer)