Form 10QSB
period 2004-04-30
ORBIT E COMMERCE INC
filed 2004-07-02
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2004

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

         Common, $.005 par value per share: 21,561,324
                outstanding as of April 30, 2004

                PART I - FINANCIAL INFORMATION



                     ORBIT E-COMMERCE, INC.


                 Index to Financial Information
                  Period Ended April 30, 2004


     Item
                                                  Page

     Item 1 -  Financial Statements:

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

                             ORBIT E-COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             April 30,        July 31,
                                                                                2004            2003
                                                                            ------------    ------------
ASSETS                                                                      (unaudited)       (audited)
Current Assets
     Cash                                                                   $        427    $        921
     GST receivable                                                                  504              --
                                                                            ------------    ------------
          Total Current Assets                                                       931             921

Phoenix Telnet LLC Joint Venture (Note 2)                                             --              --

Equipment net of accumulated amortization (Note 3)                                89,948         105,204
                                                                            ------------    ------------
          Total Assets                                                      $     90,879    $    106,125
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                                                       $  1,120,310    $  1,082,712
     Accrued liabilities                                                          31,605          10,559
     Due to related party                                                        155,447          66,775
     Due to shareholders                                                          97,733          97,733
                                                                            ------------    ------------
          Total Current Liabilities                                            1,405,095       1,257,779

Stockholders' Deficit
  Common stock ($0.005 par value): Authorized: 98,000,000 shares
    Issued:  21,561,324 at April 30, 2004 and 21,208,324 at July 31, 2003        109,295         107,795
  Preferred stock ($0.005 par value): Authorized: 2,000,000 shares
    Issued:  no shares issued at April 30, 2004 and  July 31, 2003                    --              --
  Capital in excess of par value                                               7,985,922       7,912,422
  Cumulative translation adjustment                                             (211,282)       (172,558)
  Accumulated deficit                                                         (9,198,151)     (8,999,313)
                                                                            ------------    ------------
          Stockholders' (Deficit)                                             (1,314,216)     (1,151,654)
                                                                            ------------    ------------
          Total Liabilities and Stockholders' (Deficit)                     $     90,879    $    106,125
                                                                            ============    ============

                       See Notes to Financial Statements

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Three Months Ended      For the Nine Months Ended
                                                  April 30,                       April 30,
                                         ----------------------------    ----------------------------
                                             2004            2003            2004            2003
                                         ------------    ------------    ------------    ------------
                                          (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenue                                  $         --    $         --    $         --    $         --

Expenses
  Cost of communication services
    (recovered)                                    --             352              --        (505,414)
  Selling, general and administrative          10,064         328,774         178,583         386,694
  Amortization                                  4,999           6,594          15,256          22,310
                                         ------------    ------------    ------------    ------------
                                               15,063         335,720         193,839         (96,410)

    Income (Loss) from operations             (15,063)       (335,720)       (193,839)         96,410

Other income and expenses
    Interest expense                           (1,669)             --          (4,999)             --
    Loss on disposal of capital assets             --              --              --         (20,545)
                                         ------------    ------------    ------------    ------------

Net income (loss)                        $    (16,732)   $   (335,720)   $   (198,838)   $     75,865
                                         ============    ============    ============    ============

Cumulative adjustment (loss)                       (7)             --         (38,724)             --
                                         ------------    ------------    ------------    ------------

Net comprehensive income (loss)          $    (16,739)   $   (335,720)   $   (237,562)   $     75,865
                                         ============    ============    ============    ============

Basic net income (loss) per common
  share                                  $      (0.00)   $      (0.02)   $      (0.01)   $       0.00
                                         ============    ============    ============    ============

Fully diluted income (loss) per common
  share                                  $         --    $      (0.02)   $         --    $       0.00
                                         ============    ============    ============    ============

Weighted average shares outstanding        21,561,324      20,807,046      21,361,324      18,258,743
                                         ============    ============    ============    ============

Fully diluted shares outstanding                   --      20,807,046              --      19,673,029
                                         ============    ============    ============    ============

                       See Notes to Financial Statements.

                             ORBIT E-COMMERCE, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

                                                     Common Stock
                                                  ($0.005 par value)        Capital in       Other
                                Exchangeable   -------------------------    Excess of    Comprehensive
                                  Shares         Shares        Amount       Par Value     Income(Loss)     Deficit         Total
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------
Balance July 31, 2001             1,904,471     15,360,843   $    86,327   $ 5,930,549    $   (50,527)   $(5,398,855)   $   567,494

Shares exchanged                 (1,199,000)     1,199,000            --            --             --                            --

Common stock issued for
     services                            --        133,607           668       247,841             --             --        248,509

Common stock issued for cash             --        315,000         1,575       358,425             --             --        360,000

Stock options                            --             --            --        77,425             --             --         77,425

Stock options forfeited                  --             --            --      (557,893)            --             --       (557,893)

Foreign currency translation
    adjustment                           --             --            --            --        (48,832)            --        (48,832)

Loss for year ended
    July 31, 2002                        --             --            --            --             --     (3,605,481)    (3,605,481)
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------

Balance July 31, 2002               705,471     17,008,450        88,570     6,056,347        (99,359)    (9,004,336)    (2,958,778)

Shares exchanged                   (354,874)       354,874            --            --             --             --             --

Common stock issued for
     consulting services                 --        450,000         2,250       186,750             --             --        189,000

Common stock issued for
     services                            --        140,000           700        58,100             --             --         58,800

Common stock issued for
     conversion of notes                 --      3,255,000        16,275     1,611,225             --             --      1,627,500

Foreign currency translation
    adjustment                           --             --            --            --        (73,199)            --        (73,199)

Profit for year ended
    July 31, 2003                        --             --            --            --             --          5,023          5,023
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------

Balance July 31, 2003               350,597     21,208,324       107,795     7,912,422       (172,558)    (8,999,313)    (1,151,654)

Common stock issued for legal
     services                            --        300,000         1,500        73,500             --             --         75,000

Shares exchanged                    (53,000)        53,000            --            --             --             --             --

Foreign currency translation
    adjustment                           --             --            --            --        (38,724)            --        (38,724)

Loss for the nine months
     ended April 30, 2004                --             --            --            --             --       (198,838)      (198,838)
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------

                                    297,597     21,561,324   $   109,295   $ 7,985,922    $  (211,282)   $(9,198,151)   $(1,314,216)
                                ===========    ===========   ===========   ===========    ===========    ===========    ===========

                       See Notes to Financial Statements.

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Nine Months Ended
                                                                            April 30,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
                                                                   (unaudited)     (unaudited)
Operating Activities
   Net income or (loss)                                           $   (198,838)   $     75,865
   Adjustments to reconcile net (loss) to net cash
      used by operating activities:
   Common Stock issued for services                                     75,000         247,800
   Write down of and loss on disposal of assets                             --          22,545
   Amortization                                                         15,256          20,310
   Changes in operating assets and liabilities:
   (Increase) decrease in GST receivable                                  (504)         34,278
   (Increase) decrease in prepaid expenses                                  --             632
   Increase (decrease) in accounts payable and accrued expenses         56,821        (478,302)
                                                                  ------------    ------------
   Net cash (used) by operating activities                             (52,265)        (76,872)

Investing Activities
   Proceeds on disposal of capital assets                                   --          89,070
                                                                  ------------    ------------
   Net cash provided(used) by investing activities                          --          89,070

Financing Activities
   Advances from related parties                                       103,391          36,181
   Repayment of advance to related parties                             (14,719)             --
   Bank indebtedness                                                     1,823              --
                                                                  ------------    ------------
   Net cash provided by financing activities                            90,495          36,181

Effect of exchange rate changes on cash                                (38,724)        (46,064)
                                                                  ------------    ------------

   Increase (decrease) in cash                                            (494)          2,315
   Cash at beginning of period                                             921          (1,869)
                                                                  ------------    ------------
   Cash at end of period                                          $        427    $        446
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                     $         --    $         --
                                                                  ============    ============
     Income taxes (benefits)                                      $         --    $         --
                                                                  ============    ============
  Non cash transactions:
     300,000 shares common stock issued for services              $     75,000    $         --
                                                                  ============    ============
     590,000 shares common stock issued for services              $         --    $    247,800
                                                                  ============    ============

                       See Notes to Financial Statements.

ORBIT E-COMMERCE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2004



The financial information for the period ended April 30, 2004 presented in this Form 10-QSB has been prepared from the accounting records of Orbit E-Commerce, Inc. (the "Company" or "OECI"), a Nevada incorporated company that is an SEC registrant and that trades on the Over-the-Counter Bulletin Board, without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended April 30, 2004 are not necessarily indicative of the results to be expected for a full year.

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

APRIL 30, 2004





Note 2-   Phoenix Telnet Joint Venture (continued)



On October 13, 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix shall be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN are no longer in discussions with regard to any possible transaction.



Note 3-   Due to Shareholder


The $97,733 loans are non-interest bearing and have no specific terms of repayment.


Note 4-   Due to related parties


The $66,775 due to a person related to a director and officer of the Company, is a 10% interest bearing demand loan.

During the nine months ended April 30, 2004, the Company obtained a loan from a related party in the principal amount of $24,162 which bears interest at 10% per annum and is due on demand. The principal and unpaid interest, if any, is convertible at the option of the holder into shares of common stock of the Company at $0.20 per share. Additionally, there is a second demand loan for $79,229 which does not bear interest. During the quarter ended January 31, 2004, the Company repaid $14,719 of the second demand loan.

ORBIT E-COMMERCE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2004




Note 5-   Share Capital


Authorized                                         Outstanding

                                               April 30, 2004   July 31, 2003

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

The Company discontinued its 2003 non-qualified stock option plan during the quarter ended April 30, 2004 because the employees either voluntarily resigned from the plan or have failed to qualify under the plan.

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

Results of Operations

      The Company reported no revenue from operations for the three and nine months ended April 30, 2004 and 2003. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in United States and Canada. Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. Such operations were the Company's sole business operations during fiscal 2003 and through the first nine months of fiscal 2004.

      Expenses were $15,000 and $194,000 for the three and nine months ended April 30, 2004 and were comprised primarily of costs associated with selling, general and administrative expenses and amortization expenses. For the three and nine months ended April 30, 2004, the Company had selling, general and administrative expenses of $10,000 and $179,000. This compares to expenses of $336,000 for the three months ended April 30, 2003 and a net recovery of expenses of $96,000 for nine months ended April 30, 2003 which was primarily the result of the Company's decision to suspend operations in Canada and from a recovery of $505,000 in communications services expenses for the nine months April 30, 2003. This major recovery in communications expenses was part of a reorganization plan instituted by the Company with certain of its major creditors and note holders (all shareholders) to remove certain liabilities from the Company's balance sheet.

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

      For the three and nine months ended April 30, 2004, the Company had a net loss of $17,000 and $199,000. The net loss for the three and nine months ended April 30, 2004 resulted from the net loss from operations of $15,000 and $194,000, respectively, and interest expense of $2,000 and $5,000, respectively.

     For the three months ended April 30, 2003, the Company had a net loss of $336,000, and for the nine months ended April 30, 2003, the Company had net income of $76,000. Such net earnings were primarily due to the expense recovery discussed above.

Liquidity and Capital Resources

      On April 30, 2004, the Company had less than $1,000 in cash and a working capital deficit of $1,404,000.

      Net cash used by operating activities was $52,000 for the nine months ended April 30, 2004 which was primarily the result of a net loss of $199,000 offset by common stock issued for services of $75,000, amortization of $15,000 and an increase in accounts payable and accrued expenses of $57,000. Cash used in operating activities was $77,000 for the nine months ended April 30, 2003 which was primarily the result of net earnings of $76,000, common stock issued for services of $248,000, loss on disposal of assets of $22,000, amortization of $20,000, a GST receivable of $34,000, offset by decrease in accounts payable and accrued expenses of $478,000.

      For the nine months ended April 30, 2004, the Company had $90,000 in financing activities primarily from advances from related parties. For the nine months ended April 30, 2003, the Company obtained $36,000 from financing activities from advances from related parties, and recovered $89,000 in investing activities resulting from proceeds received from the disposal of assets.

      At April 30, 2004 and 2003, the amount due to shareholders for shareholder loans was $98,000.

      The Company's independent auditors have issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2003, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2003. Accordingly, those conditions raise substantial doubt about the Company's ability to continue as a going concern.

Recent Developments

      On October 13, 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN are no longer in discussions with regard to any possible transaction. The Company is in discussions to effect a transaction with a related party whereby the Company will acquire an equity interest in a company which intends to enter the business of providing internet protocol television services over Digital Subscriber Lines (DSL) to subscribers. No assurance, however, can be given that the Company will be able to complete this or any similar transaction.

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


Item 2.  Changes in Securities.

      In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the nine months ended April 30, 2004, 53,000 Exchangeable Shares were exchanged for 53,000 shares of the Company's Common Stock. As of April 30, 2004, 1,822,900 Exchangeable Shares had been exchanged for 1,822,900 shares of the Company's Common Stock, leaving 297,597 Exchangeable Shares issued and outstanding.

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

     32.1 Certification pursuant to Section 906 of the Sarbanes-
     Oxley Act of 2002 (18 U.S.C. 1350)

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended April 30, 2004.

          None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORBIT E-COMMERCE, INC.
                                    (Registrant)



Dated: June 28, 2004             /s/ Douglas C. Lloyd
                                 Douglas C. Lloyd,
                                 President
                                 and Chief Executive Officer
                                 Principal Executive Officer and
                                 Principal Accounting and
                                 Financial Officer)