Form 10KSB
period 2004-07-31
ORBIT E COMMERCE INC
filed 2004-12-21
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended JULY 31, 2004

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

Issuer's telephone number, including area code:    (416) 850-7134

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

State Issuer's revenues for its most recent fiscal year:   $ -0-

As of December 1, 2004, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (18,006,324) was approximately $1,400,000. The number of shares outstanding of the Common Stock ($.005 par value) of the Issuer as of the close of business on December 1, 2004 was 21,561,324.

           Documents Incorporated by Reference:  None




                      ORBIT E-COMMERCE, INC.

                        TABLE OF CONTENTS




                             PART I
                                                       Page

Item 1.        Description of Business                  3

Item 2.        Description of Property                   9

Item 3.        Legal Proceedings                         9

Item 4.        Submission of Matters to a Vote of
               Security-Holders                          10


                             PART II

Item 5.        Market for Common Equity
               and Related Stockholder Matters           11

Item 6.        Management's Discussion and
               Analysis or Plan of Operation             12

Item 7.        Financial Statements                      14

Item 8.        Changes in and Disagreements
               with Accountants on
               Accounting and Financial Disclosure       14

Item 8A.       Controls and Procedures                   14


                            PART III

Item 9.        Directors, Executive Officers, Promoters
               and Control Persons;
               Compliance with  Section 16(a)
               of  the Exchange Act                      15

Item 10.       Executive Compensation                    15

Item 11.       Security Ownership of Certain Beneficial
               Owners and Management
               and Related Stockholder Matters           17

Item 12.       Certain Relationships and
               Related Transactions                      17

Item 13.       Exhibits and Reports on Form 8-K          18

Item 14.       Principal Accountant Fees and Services    19

               Signatures                                20




                   Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business". The Company does not intend to update these forward-looking statements.


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

      As of September 8, 2000, and pursuant to an Agreement and Plan of Reorganization dated as of August 3, 2000 by and between OECI and Orbit Canada Inc., an Ontario corporation ("Orbit Canada"), OECI acquired Orbit Canada as a result of which Orbit Canada became a wholly-owned subsidiary of the Company (the "Orbit Transaction"). The Orbit Transaction resulted in a reverse take over, therefore, giving the stockholders of Orbit
Canada control of OECI. In connection with the Orbit Transaction, the existing Board of Directors of the Company resigned and the directors of Orbit Canada were appointed to the Board of the Company.

     As of November 8, 2000, OECI's Board of Directors approved a change in the Company's fiscal year end from March 31 to July 31. The change was made to conform the Company's fiscal year to the fiscal year of Orbit Canada, which, as a result of the Orbit Transaction effected as of September 8, 2000, became a wholly-owned subsidiary of the Company and is deemed to be the acquirer for accounting purposes using reverse-acquisition accounting procedures.

     Orbit Canada was incorporated on October 7, 1999 in Ontario, Canada. Through the third quarter of fiscal 2001, the Company's efforts were devoted to the development of its Voice over Internet Protocol ("VoIP") Canadian network and raising capital. During the first three quarters of the 2001 fiscal year, the Company successfully completed its VoIP network across Canada in 12 locations between Vancouver and Montreal. Accordingly, through the end of fiscal 2001, Orbit Canada was considered to be in the development stage. The Company's past development activities consisted of the deployment of its VoIP long distance services as well as developing different communications solutions utilizing its VoIP technology.

      During fiscal 2002, Orbit Canada began to achieve revenues but by the end of the third quarter of fiscal 2002, the Company was still operating at a substantial net loss and had an impaired cash position. During the year ended July 31, 2002, the Company had diligently tried to raise significant equity capital (i.e., in the range of US$5 to $7 million) to support growth in the Company's Canadian operations and its planned expansion into the United States. These efforts were to that point unsuccessful. At the end of the third quarter, the Company determined that until such time as the business environment improves for the telecommunications industry, OECI would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its operations in the United States. Accordingly, as of the end of fiscal 2002, the Company was non-operational.

      On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. See "Agreements with GAN" below for information on the current status of Phoenix.

      In October 2004, the Company's wholly-owned subsidiary, Orbit Canada, filed an assignment in bankruptcy in the Town of Aurora, Province of Ontario, Canada. The Company does not expect that there will be funds available for distribution to unsecured creditors.

      At the present time, the Company intends to become involved in the development and provisioning of Internet Protocol TV ("IPTV"). In this regard, the Company is involved in on going discussions with PureNet.TV Canada Inc. ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV.

     Unless the context otherwise requires, all references herein to the "Company" refer to Orbit E-Commerce, Inc. and its consolidated subsidiary, Orbit Canada Inc. In addition, unless otherwise noted, all information herein is given in U.S. dollars.

General Description of the Orbit Canada Business

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

      Orbit Canada's communications network permitted phone-to-phone calls (including calls to and from cell phones, fax machines as well as pre-paid calling cards) to be made exclusively over the public Internet. This technology had been operating in Canada since the first calendar quarter of 2001. Management believed that many other companies who claim to have VoIP networks had only partial VoIP systems that must be integrated with legacy, circuit-switched systems.

      To build and manage this network, Orbit Canada used proprietary software and hardware from such organizations as Cisco, IBM, Microsoft and others. In Canada, Orbit Canada had agreements with various international telecommunications organizations, such as Sprint, MCI WorldCom and Bell Canada, for the provision of highly reliable and secure interconnection in Canada to the Internet backbone and co-locates its equipment on premises managed by these companies.

      As mentioned above, during fiscal 2002, Orbit Canada began to achieve revenues but by the end of the third quarter of fiscal 2002, the Company was still operating at a substantial net loss and had an impaired cash position. As a result, at the end of the third quarter of fiscal 2002, the Company determined that until such time as the business environment improves for the telecommunications industry, OECI would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its operations in the United States. As indicated above, in October 2004, Orbit Canada filed an assignment in bankruptcy in the Town of Aurora, Province of Ontario, Canada.

Agreements with GAN

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

      In addition, on October 1, 2002, Donald G. Payne, Chief Financial Officer of the Company, entered into an Employment
Agreement with Phoenix TelNet pursuant to which Mr. Payne has agreed to serve as a management employee of Phoenix TelNet with the title of Chief Financial Officer. Pursuant to his Employment Agreement, Mr. Payne received a monthly base salary of Canadian $8,500 and was entitled to certain other additional benefits. The Agreement had an initial term of one year terminating on
September 30, 2003, provided however that Phoenix TelNet may renew Mr. Payne's employment up to two additional one-year terms. Mr. Payne resigned from his position with Phoenix TelNet in September 2003. Mr. Payne resigned as Chief Financial Officer and Director of the Company in November 2003.

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

     In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company,
(ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

Internet-Based TV Services

     As stated above, at the present time, the Company intends to become involved in the development and provisioning of Internet Protocol TV ("IPTV"). In this regard, the Company is involved in on going discussions with PureNet.TV Canada Inc. ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. IPTV enables a wide range of television programming, low-cost video-conferencing, vide-on-demand and other services all in digital broadcast quality levels. With IPTV, video services are delivered directly to subscribers' television sets over DSL networks.

Competition

      The Company expects to face significant competition in the event the Company completes a transaction with PureNet, which is a start-up company involved in Internet Protocol TV (IPTV). Many of the competitors in that industry have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than does PureNet.

Technology Changes

      In  the  event  the  Company completes a  transaction  with
PureNet, the industry in which the Company and PureNet will compete is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require the Company and/or PureNet to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. No assurance can be given that the Company and/or PureNet will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

Government Regulation

      Few existing laws or regulations specifically apply to the internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries may apply to the Company's business in the event the Company effects a transaction with PureNet. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with the Company's intended business.

Employees

      As of the date hereof, and other than the services provided by its executive officer as consultant, the Company does not have any full or part-time employees. In addition, the Company retains the services of other consultants on an as-needed basis.

Uncertainties and Risk Factors

     In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company. In addition to the following risks, in the event the Company consummates a transaction with PureNet, the Company anticipates that it will face additional risks related to the business of PureNet and the industry within which it competes, which risks are likely to be substantial and only some of which are addressed below.

      LIMITED OPERATING HISTORY. Orbit Canada commenced its business in October 1999 in Ontario, Canada and began to achieve revenues in fiscal 2002. However, by the end of the third quarter of fiscal 2002, the Company was still operating at a substantial net loss and had an impaired cash position. At the end of the third quarter, the Company determined that until such time as the business environment improves for the telecommunications industry, OECI would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its operations in the United States. Accordingly, as of the end of fiscal 2002, the Company was non-operational. As a result of the arrangements entered into between the Company and GAN & Associates Inc. in fiscal 2003, the Company's obtained a 49% ownership interest in Phoenix, which offered VoIP and other data and long distance services in the United States. Such business is also presently non-operational. At the current time, the Company intends to become involved in the development and provisioning of IPTV. As a result, the Company does not have an operating history on which to base an evaluation of its proposed business and prospects. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as the telecommunications and internet industry. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company becomes involved in will prove successful, and there is no assurance that it will be able to operate profitably.

      NEED FOR ADDITIONAL FINANCING. For the year ended July 31, 2004, the Company had a net loss of approximately $402,000, and, as at July 31, 2004, had a working capital deficiency of approximately $1,530,000. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its proposed new business venture. No assurance can be given, however, that the Company will be able to obtain additional financing or that any such business venture will be successful.

     NET LOSSES; DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred accumulated net losses since inception of approximately $9,401,000 and requires additional capital to continue operations. As a result, the Company's independent auditor's report, dated December 17, 2004, for the year ended
July 31, 2004, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company are dependent upon the
Company's ability to obtain long-term financing and the successful launch of new operations.

      COMPETITION. The Company expects to face significant competition in the event the Company completes a transaction with PureNet, which is a start-up company involved in Internet
Protocol TV (IPTV). Many of the competitors in that industry have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than does PureNet.

      WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES. In the event the Company completes a transaction with PureNet, the industry in which the Company and PureNet will compete is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require the Company and/or PureNet to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. No assurance can be given that the Company and/or PureNet will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

      GOVERNMENT REGULATION. Few existing laws or regulations specifically apply to the internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries may apply to the Company's business in the event the Company effects a transaction with PureNet. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with the Company's intended business.

      STRATEGIC RELATIONSHIPS. The Company's business, in part, will be dependent upon relationships with distributors, governments or providers of telecommunications services in various markets. The failure to develop or maintain these relationships could result in a material adverse effect on the financial condition and results of operations of the Company.

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

     In August 2004 management decided it was in the best interest of the Company to agree with the defendants to drop all claims under the above mentioned legal action. Mutual releases are expected to be completed in the near future.

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

Period                                    Bid  Prices

Fiscal year ended July 31, 2003:        High      Low

Aug. 1, 2002 to Oct. 31, 2002           0.33      0.09
Nov. 1, 2002 to Jan. 31, 2003           0.46      0.19
Feb.  1, 2003 to April 30, 2003         0.69      0.30
May  1, 2003 to July 31, 2003           1.25      0.30

Fiscal year ended July 31, 2004:        High      Low

Aug. 1, 2003 to Oct. 31, 2003           0.56      0.19
Nov. 1, 2003 to Jan. 31, 2004           0.44      0.13
Feb. 1, 2004 to April 30, 2004          0.30      0.14
May 1, 2004 to July 31, 2004            0.23      0.06

      As  of the December 1, 2004, there were approximately 2,700
record  holders  of the Company's Common Stock.   This  does  not
reflect persons or entities that had their stock in nominee or "street name".

      The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

      In September 2000, the Company issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit Canada, in exchange for all of the previously issued and outstanding common shares of Orbit Canada, as a result of which Orbit Canada became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. As of the end of fiscal 2004, 1,822,900 Exchangeable Shares had been exchanged for 1,822,900 shares of the Company's Common Stock, leaving 297,597 Exchangeable Shares issued and outstanding.

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

Results of Operations

      The Company reported no revenue from operations for the fiscal years ended July 31, 2004 and July 31, 2003.

      Expenses were $354,000 for the year ended July 31, 2004 and were comprised primarily of costs associated with communications services, administrative expenses, legal and accounting and loss on sale of capital assets. This compares with a net expense recovery of $32,000 for the year ended July 31, 2003 comprised primarily of a recovery of communication services costs of approximately $515,000 related to the Company's debt reduction program offset by selling, general and administrative costs of approximately $448,000 and a minor impairment of capital assets and amortization expenses.

      For fiscal 2004, the Company sold its remaining capital assets, realizing $65,000 and recorded a loss on the sale of these assets of approximately $40,000. The Company now owns no capital assets.

     For the year ended July 31, 2004, the Company had a net loss of $402,000 compared to a net income of $5,000 for the year ended July 31, 2003. This change is primarily due to the expenses incurred in fiscal 2004 compared to the net expense recovery achieved in fiscal 2003.

Liquidity and Capital Resources

      On July 31, 2004, the Company had less than $200 in cash, compared to just under $1,000 in cash at the end of the previous fiscal year. The Company had a working capital deficit of approximately $1,521,000 at the end of fiscal 2004, compared to a working capital deficit of approximately $1,257,000 in the previous year.

      Cash used in operating activities was approximately $43,000 for the year ended July 31, 2004 which was primarily the result of a net loss of approximately $402,000 for the period offset by an increase in accounts payable and accrued liabilities of
approximately  $244,000,  a  loss  on  the  sale  of  assets   of
approximately $40,000 and shares issued for services valued at $75,000.

      For the year ended July 31, 2004, the Company obtained net cash of approximately $20,000 from financing activities, primarily advances from shareholders and related parties in the form of loans and approximately $65,000 from the proceeds of sale of assets.

      For the year ended July 31, 2004, the effect of exchange rate charges on cash was an approximate negative $42,000.

     At July 31, 2004, the amount due to shareholders and related party loans was approximately $183,000 compared to approximately $164,000 at July 31, 2003. The loans outstanding bear interest at rates between 9% and 15% per annum and are due on demand after June 2002.

Recent Developments

       As  a  result  of  the  Company's  recurring   losses  and
deficiency in working capital, the Company's independent auditor's report, dated December 17, 2004, for the year ended
July 31, 2004, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

      On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      In October 2004, the Company's wholly-owned subsidiary, Orbit Canada, filed an assignment in bankruptcy in the Town of Aurora, Province of Ontario, Canada. The Company does not expect that there will be funds available for distribution to unsecured creditors.

      At the present time, the Company intends to become involved in the development and provisioning of Internet Protocol TV ("IPTV"). In this regard, the Company is involved in on going discussions with PureNet.TV Inc. ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. IPTV enables a wide range of television programming, low-cost video-conferencing, vide-on-demand and other services all in digital broadcast quality levels. With IPTV, video services are delivered directly to subscribers' television sets over DSL networks.

Impairment of Assets

      Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets would not be recoverable. During the year, management has deemed that serious impairment in the value of its network equipment has occurred as it is no longer carrying on a Voice over the Internet Protocol (VoIP) business and does not intend to in the future. Accordingly it has disposed of all these assets at relatively small book loss.

Recently Issued Accounting Standards

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.

      The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company's financial position.


Item 7.   Financial Statements.

      See the Consolidated Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


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

                           Present Position     Year First Became
Name                  Age  and Office           a Director

Douglas C. Lloyd      52   President and            2000
                           Chief Executive Officer

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


Item 10.  Executive Compensation.

       The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended July 31, 2004, 2003 and 2002, of those persons who were, at July 31, 2004, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                   Summary Compensation Table

                              Annual
                              Compensation


Name and Principal           Fiscal
Position                     Year       Salary     Bonus
Douglas C. Lloyd             2004       $0          $0
President and Chief          2003       $0          $0
Executive   Officer          2002       $0          $0


                              Long-Term
                              Compensation

                              Shares
Name and Principal  Fiscal    Underlying     All Other
Position            Year      Options        Compensation

Douglas C. Lloyd    2004       0               $0
President and Chief 2003       1,250,000(1)    $0
Executive   Officer 2002       0               $78,939(2)


(1)  Such stock options were cancelled subsequent to fiscal 2003.

(2)  Consists of consulting fees paid to him.


Stock Options Granted and Exercised in Fiscal 2004

     There were no stock options granted or exercised in fiscal
2004. At the present time, there are no outstanding stock options.

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

      As of July 31, 2003 options to acquire 3,300,000 shares of Common Stock had been granted under the 2003 Stock Option Plan. Subsequent to the fiscal year ended July 31, 2003, options to acquire these 3,300,000 shares were terminated and the Stock Option Plan cancelled.


Item  11.   Security Ownership of Certain Beneficial  Owners  and
            Management and Related Stockholder Matters.

      The following table sets forth, as of December 1, 2004, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                           Amount and Nature of         Percent
Name                       Beneficial Ownership         of Class

Douglas C. Lloyd*                 300,000                 1.4%
Orbit Reorganization
Facilitator Inc.                3,255,000                15.3%

All Executive Officers
and Directors as a Group          300,000                 1.4%

_______________________

*    Indicates a Director of the Company.  His address  is  14845
     Yonge Street, Aurora, Ontario, Canada L4G 6H8.


Item 12.  Certain Relationships and Related Transactions.

     During fiscal 2002 and 2003, the Company borrowed funds from the wife of Mr. Lloyd which loans bear interest at 10% per annum,
calculated  and payable monthly and which is due on  demand.   At
July 31, 2004, the amount due was $68,301.

      During fiscal 2002 and 2003, the Company paid Mr. Lloyd consulting fees of $0 and $78,939. During fiscal 2004, the Company paid no consulting fees to Mr. Lloyd.
     Subsequent to the end of fiscal 2004, certain shareholders have advanced approximately $91,000 to the Company for working capital purposes. No terms have been set at this time.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

2.1 Agreement and Plan of Reorganization dated August 3, 2000 by and between New Hilarity, Inc. and Orbit Canada Inc.(1)
3.1  Articles of Incorporation.(3)
3.2 Certificate of Change in Number of Authorized Shares of New Hilarity, Inc. (filed August 31, 2000).(1)
3.3 Certificate of Amendment to Certificate of Incorporation (filed April 31, 2001).(2)
3.4  Bylaws.(3)
4.1  2003 Non-Qualified Stock Option Plan.(5)
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

          (5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, and incorporated by reference herein.


     (b)  Reports on Form 8-K.

      Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.




Item 14.  Principal Accountant Fees and Services.

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended July 31, 2004 and July 31, 2003:

                                Fiscal 2004      Fiscal 2003
         Fee Category           Fees             Fees

         Audit Fees             $15,000          $15,000
         Audit Related Fees     $0               $0
         Tax Fees               $0               $0
         All Other Fees         $0               $0

         Total Fees             $15,000          $15,000

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

      Audit  Related Fees. Consists of fees billed for  assurance
and   related  services  that  are  reasonably  related  to   the
performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

      All  Other   Fees.   Consists of  fees  for   product   and
services  other  than the services reported above.

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


                                   Dated:    December 21, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                          Date



/s/ Douglas C. Lloyd     President, Chief Executive  December 21, 2004
Douglas C. Lloyd         Officer, Chairman of the
                         Board and Director
                         (Principal Executive Officer
                         and Principal Financial Officer)



   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Orbit E-Commerce, Inc.


We have audited the accompanying consolidated balance sheets of Orbit E-Commerce, Inc. as of July 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit E-Commerce, Inc. at July 31, 2004 and 2003 and the results of its' operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Orbit E-Commerce, Inc. will continue as a going concern. As more fully described in Note 9, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 9. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of
Orbit E-Commerce, Inc. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kempisty & Company
Certified Public Accountants PC
New York, New York
December 17, 2004


                             ORBIT E-COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   July 31,       July 31,
                                                                                     2004           2003
                                                                                 ------------    ------------
                                     ASSETS
Current Assets
     Cash                                                                        $        175    $        921
                                                                                 ------------    ------------
          Total Current Assets                                                            175             921

Equipment:net of accumulated amortization                                                  --         105,204
Joint venture (Note 10)                                                                    --              --
                                                                                 ------------    ------------
          Total Assets                                                           $        175    $    106,125
                                                                                 ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                                                            $  1,288,800    $  1,082,712
     Accrued liabilities                                                               48,190          10,559
     Due to related party                                                              68,301          66,775
     Due to shareholders                                                              115,508          97,733
                                                                                 ------------    ------------
          Total Current Liabilities                                                 1,520,799       1,257,779

Stockholders' Deficit (Note 5)
  Common stock ($0.005 par value): Authorized: 98,000,000 shares
          Issued:  21,561,324 at July 31, 3004 and 21,208,324 at July 31, 2003        109,295         107,795
  Preferred stock ($0.005 par value): Authorized: 2,000,000 shares
          Issued:  no shares issued at July 31, 2004 and  July 31, 2003                    --              --
  Capital in excess of par value                                                    7,985,922       7,912,422
  Cumulative translation adjustment                                                  (214,675)       (172,558)
  Accumulated deficit                                                              (9,401,166)     (8,999,313)
                                                                                 ------------    ------------
          Stockholders' (Deficit)                                                  (1,520,624)     (1,151,654)
                                                                                 ------------    ------------
          Total Liabilities and Stockholders' (Deficit)                          $        175    $    106,125
                                                                                 ============    ============

                        See Notes to Financial Statements
                                       F3

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Year Ended
                                                             July 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Revenue
  Long distance services                           $         --    $         --

Expenses
  Cost of communication services (recovered)            110,457        (514,727)
  Selling, general and administrative                   243,278         447,734
  Impairment of capital assets                               --           8,429
  Amortization                                               --          26,617
                                                   ------------    ------------
                                                        353,735         (31,947)

    Income (Loss) from operations                      (353,735)         31,947

Other income and expenses
    Interest expense                                     (8,112)        (10,819)
    Loss on disposal of capital assets                  (40,006)        (16,105)
                                                   ------------    ------------

Net income (loss)                                  $   (401,853)   $      5,023
                                                   ============    ============

Net income (loss) per common share                 $      (0.02)   $       0.00
                                                   ============    ============

Weighted average shares outstanding                  21,454,475      18,898,534
                                                   ============    ============

                       See Notes to Financial Statements.
                                       F4

                             ORBIT E-COMMERCE, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

                                                      Common Stock          Capital in       Other
                                 Exchangeable      ($0.005 par value)        Excess of   Comprehensive
                                    Shares        Shares         Amount      Par Value    Income(Loss)     Deficit         Total
                                 -----------    -----------   -----------   -----------   -----------    -----------    -----------
Balance July 31, 2002                705,471     17,008,450   $    88,570   $ 6,056,347   $   (99,359)   $(9,004,336)   $(2,958,778)

Shares exchanged                    (354,874)       354,874            --            --            --             --             --

Common stock issued for
     consulting services                  --        450,000         2,250       186,750            --             --        189,000

Common stock issued for
     services                             --        140,000           700        58,100            --             --         58,800

Common stock issued for
     conversion of notes                  --      3,255,000        16,275     1,611,225            --             --      1,627,500

Foreign currency translation
    adjustment                            --             --            --            --       (73,199)            --        (73,199)

Profit for year ended
    July 31, 2003                         --             --            --            --            --          5,023          5,023
                                 -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance July 31, 2003                350,597     21,208,324       107,795     7,912,422      (172,558)    (8,999,313)    (1,151,654)

Shares exchanged                     (53,000)        53,000            --            --            --             --             --

Common stock issued for
     legal services                       --        300,000         1,500        73,500            --             --         75,000

Foreign currency translation
    adjustment                            --             --            --            --       (42,117)            --        (42,117)

Loss for year ended
    July 31, 2004                         --             --            --            --            --       (401,853)      (401,853)
                                 -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance July 31, 2004                297,597     21,561,324   $   109,295   $ 7,985,922   $  (214,675)   $(9,401,166)   $(1,520,624)
                                 ===========    ===========   ===========   ===========   ===========    ===========    ===========

                       See Notes to Financial Statements.
                                       F5

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended
                                                                            July 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Operating Activities
--------------------
   Net income or (loss) from continuing operations                $   (401,853)   $      5,023
   Adjustments to reconcile net (loss) to net cash
      used by operating activities:
   Shares issued for consulting services                                75,000         247,800
   Write down of and loss on disposal of assets                         40,006          22,474
   Amortization                                                             --          26,617
   Changes in operating assets and liabilities:
   (Increase) decrease in GST receivable                                    --          34,278
   (Increase) decrease in prepaid expenses                                  --             632
   Increase (decrease) in accounts payable and accrued expenses        243,719        (485,659)
                                                                  ------------    ------------
   Net cash (used) by operating activities                             (43,128)       (148,835)

Investing Activities
--------------------
   Proceeds on disposal of capital assets                               65,198          89,070
                                                                  ------------    ------------
   Net cash provided(used) by investing activities                      65,198          89,070

Financing Activities
--------------------
   Payments to related parties                                          (2,242)             --
   Advances from shareholders                                           17,775          98,241
   Advances from related parties                                         3,768          37,513
   Bank indebtedness                                                        --          (1,869)
                                                                  ------------    ------------
   Net cash provided by financing activities                            19,301         133,885

Effect of exchange rate changes on cash                                (42,117)        (73,199)
                                                                  ------------    ------------

   Increase (decrease) in cash                                            (746)            921
   Cash at beginning of period                                             921              --
                                                                  ------------    ------------
   Cash at end of period                                          $        175    $        921
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                     $         --    $         --
                                                                  ============    ============
     Income taxes (benefits)                                      $         --    $         --
                                                                  ============    ============

                       See Notes to Financial Statements.
                                       F6

                             ORBIT E-COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                     For the Year Ended
                                                                          July 31,
                                                                 ---------------------------
                                                                     2004           2003
                                                                 ------------   ------------

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
   Non-cash investing and financing activities:

Common stock issued for services - 590,000 shares                $         --   $    247,800

Common stock issued for services - 300,000 shares                $     75,000   $         --

Common stock issued for conversion of notes - 3,255,000 shares   $         --   $  1,627,500

                       See Notes to Financial Statements.
                                       F7


ORBIT E-COMMERCE, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004


Note 1- ORGANIZATION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES


a.   Nature of Business

New Hilarity, Inc. a corporation organized under the laws of the State of Nevada changed its name to Orbit E-Commerce, Inc. ("OECI" or the "Company"). The Company during 2001, changed its business indirectly through the acquisition of a Canadian subsidiary Orbit Canada Inc. ("Orbit") (Note 2). Orbit is a company incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. This focus has subsequently changed to the development of an American network which was abandoned during fiscal 2004. (see Note 10).

The Company's Canadian subsidiary filed for bankruptcy on October 8, 2004.

The Company is currently seeking a business association to develop new opportunities.


b.   Foreign Currency Translation


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


c.   Principles of Consolidation


These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Orbit. All intercompany accounts and transactions have been eliminated.

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.


d.   Accounting Estimates


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


F8


ORBIT E-COMMERCE, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004





Note 1-   ORGANIZATION OF COMPANY (continued)



e.   Revenue Recognition


The Company provides communication services and recognizes revenue when services are provided. Consulting fees are recognized as the services are provided.


f.   Capital Assets

Capital assets are recorded at cost less accumulated amortization. Amortization is based on the estimated useful life of the asset as follows:


Computer equipment       30% declining balance basis

Furniture and fixtures   20% declining balance basis

Network communications
equipment                20% declining balance basis


g.   Impairment of Assets

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


h.   Income Taxes


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



F9


ORBIT E-COMMERCE, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004





Note 1-   ORGANIZATION OF COMPANY (continued)



I.   Fair Values


The carrying amounts of financial instruments of the Company approximate fair value because of their short maturity.


j.   Comprehensive income


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.


k.   Stock Based Compensation

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


l.   Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company's results of operations or financial position.



F10



ORBIT E-COMMERCE, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004


Note 1-   ORGANIZATION OF COMPANY (continued)

l.   Recently Issued Accounting Standards (continued)


In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Recission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.


The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.


In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.



F11

ORBIT E-COMMERCE, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004



Note 1-   ORGANIZATION OF COMPANY (continued)


l.   Recently Issued Accounting Standards (continued)


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company's financial position.

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


Prior to the Company's acquisition of Orbit, the Company had no significant operations. This transaction was equivalent to the issuance of stock by OECI for the net assets of the Company of $63,117 cash, accompanied by a recapitalization. The Company's assets were recorded at the carryover basis and no goodwill was recorded from the transaction. The Company's historical financial statements are a continuation of the financial statements of Orbit. The number and class of outstanding shares reported on July 31, 2004 are those of OECI.


Note 3-   DUE TO SHAREHOLDERS


The amounts due to shareholders include $115,508 and $97,733 for the years ended July 31, 2004 and 2003, respectively, are non-interest bearing and have no specific terms of repayment.

On January 15, 2003, some of the shareholders who held notes receivable from the Company, agreed to exchange their loans for common stock valued at US $0.50 per share.



F12

ORBIT E-COMMERCE, INC.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


JULY 31, 2004



Note 4-   DUE TO RELATED PARTY



The amount due to a person related to a director and officer of the Company, is a loan bearing interest at 10% per annum, calculated and payable monthly and due on demand. The loan had been secured by certain network communication equipment.

Note 5-   SHARE CAPITAL



Authorized                                   Outstanding July 31,

                                               2004      2003

 2,120,497 Non-voting retractable
           exchangeable share                  297,597  350,597
 Unlimited Non-voting First Preference share    None      None
 2,000,000 Preferred Stock par value $0.005     None      None
98,000,000 Common shares par value $0.005    21,561,324 21,208,324

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





During 2004 and 2003, the Company issued 300,000 and 590,000 common shares, respectively, for services and recognized $75,000 and $247,800, respectively, for expense based on the market price of the underlying shares.

During 2004 and 2003, the Company issued 53,000 and 354,874 common shares, respectively, in exchange for an equal amount of non-voting exchangeable shares.

F13





ORBIT E-COMMERCE, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004


Note 5-   SHARE CAPITAL (continued)



Stock Options



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

Summarized information relative to the Company's stock option plan is as follows:


                                  Number of Shares     Average
Price
Granted January 3, 2003             3,300,000      $    0.30
Outstanding at July 31, 2003        3,300,000      $    0.30
Cancelled during 2004              (3,300,000)         (0.30)
Outstanding at July 31, 2004             -                -


During the year ended July 31, 2003, 2,250,000 of the options granted on January 3, 2003 were cancelled.


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




Note 6-   LOSS PER COMMON SHARE


Loss per common share is calculated as the loss for the period divided by the weighted average number of shares of the Company's common stock. Exchangeable shares are considered common stock outstanding for purposes of this calculation.



F14

ORBIT E-COMMERCE, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004


Note 7-   INCOME TAXES


The Company has provided a full valuation allowance against deferred tax assets at July 31, 2004 and 2003, due to uncertainties in the Company's ability to utilize its net operating losses.

A reconciliation between income taxes provided at actual rates and at the basic rates of 39% and 42% for years ended July 31, 2004 and July 31, 2003 respectively, for federal and provincial taxes is as follows:







                                 2004          2003

Taxes at statutory rates      $     -      $   1,958

Valuation allowance                 -         (1,958)

                              $     -      $     -


The significant components of the Company's future tax asset are summarized as follows:



                                   2004             2003
Loss carry forwards           $     -        $    2,496,000

Loss carry forward applied          -                (2,000)
Capital assets                      -               774,000

                                    -             3,268,000
Valuation allowance                 -            (3,268,000)
                              $     -        $          -


The right to claim the loss carry forwards of approximately $6,500,000 expired with the bankruptcy filing.





Note 8-   LEGAL PROCEEDINGS


On September 7, 2001, the Company commenced two actions in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation (the "Conundrum Action"), and the second against Daniel N. Argiros and J. Gordon McMehen (the "Argiros-McMehen Action"). Mr. Argiros and Mr. McMehen are former officers and directors of the Company.







F15


ORBIT E-COMMERCE, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004



Note 8-   LEGAL PROCEEDINGS (continued)



The Conundrum Action seeks to recover damages against Conundrum Capital corporation (""Conundrum"") for breach of contract in the amount of $347,790 arising out of a Premises Sharing Agreement between the Company and Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, the Company was obliged to pay Conundrum one-half of the rent and other charges outlined in the lease that had been previously entered into between Conundrum and the landlord for such premises. The Company claims that Conundrum, which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged the Company by at least $347,790. In addition, the Action seeks an accounting of all monies paid by the Company to Conundrum or on Conundrum's behalf. The defendant in this action has filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of $529,462 plus expenses incurred after September 1, 2001.

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



F16


ORBIT E-COMMERCE, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004



Note 9-   GOING CONCERN


The consolidated financial statements have been prepared with the assumption that, on a going concern basis, the company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated net losses since inception of $9,401,166 and as at July 31, 2004, has a working capital deficiency of $1,520,624. In June 2002 a decision was made to temporarily suspend OECI's presence in Canada and concentrate on its expansion into the United States because of the much larger market opportunity and advantages of economies of scale. The continued operations of the Company are dependent upon the Company's ability to obtain long-term financing and the successful launch of the American operations. Company management is continuing to seek long-term financing using either equity or debt or a combination thereof.

Note 10-  JOINT VENTURE


On October 1, 2002 agreements were signed between OECI and GAN and Associates Inc. ("GAN"), a privately held company, to form and operate an American based company named Phoenix Telnet, LLC. ("Phoenix"). Phoenix offers VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will contribute the initial capital assets required to launch the proposed services as well as adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centers in the United States, encompassing a population in excess of seventy-five (75) million. The amount of GAN's financial contribution to this venture is up to US $3 million. The Company has not recorded a loss in excess of its' investment in the joint venture. During fiscal 2004 the Company abandoned this line of business.


Note 11-  SUBSEQUENT EVENTS



Orbit Canada, Inc. filed for bankruptcy on October 8, 2004 to seek forgiveness of $1,352,116 of debt. The Trustee in Bankruptcy convened a creditors meeting on October 28, 2004 at which time no creditor contested the proposal.



F17