Form 10QSB
period 2004-10-31
ORBIT E COMMERCE INC
filed 2004-12-21
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2004

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________


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

                         (416) 850-7134
        (Issuer's Telephone Number, Including Area Code)

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

         Common, $.005 par value per share: 21,561,324
               outstanding as of December 10, 2004




                PART I - FINANCIAL INFORMATION



                     ORBIT E-COMMERCE, INC.


                 Index to Financial Information
                 Period Ended October 31, 2004


     Item
                                                  Page

     Item 1 -  Financial Statements:

     Consolidated Balance Sheets                    4

     Consolidated Statements of Operations          5

     Consolidated Statements of Changes
     in Stockholders' Equity (Deficit)              6

     Consolidated Statements of Cash Flows            7

     Notes to Consolidated Interim
     Financial Statements                             8


     Item 2 -  Management's Discussion and
               Analysis or Plan of Operation          11

     Item 3 -  Controls and Procedures                12





                             PART I

                      FINANCIAL INFORMATION





ITEM 1.   FINANCIAL STATEMENTS


      The consolidated financial statements of Orbit E-Commerce, Inc. (the "Company"), included herein were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2004.


                             ORBIT E-COMMERCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               October 31,      July 31,
                                                                                  2004            2004
                                                                              ------------    ------------
                                     ASSETS
Current Assets
     Cash                                                                     $        254    $        175
                                                                              ------------    ------------

          Total Current Assets                                                $        254    $        175
                                                                              ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable                                                         $     30,449    $  1,288,800
     Accrued liabilities                                                            69,233          48,190
     Due to related party                                                           74,279          68,301
     Due to shareholders                                                           122,851         115,508
                                                                              ------------    ------------
          Total Current Liabilities                                                296,812       1,520,799

Stockholders' Deficit
  Common stock ($0.005 par value): Authorized: 98,000,000 shares
    Issued:  21,561,324 at October 31, 2004 and 21,561,324 at July 31, 2004        109,295         109,295
  Preferred stock ($0.005 par value): Authorized: 2,000,000 shares
    Issued:  no shares issued at October 31, 2004 and  July 31, 2004                    --              --
  Capital in excess of par value                                                 7,985,922       7,985,922
  Cumulative translation adjustment                                               (154,357)       (214,675)
  Accumulated deficit                                                           (8,237,418)     (9,401,166)
                                                                              ------------    ------------
          Stockholders' (Deficit)                                                 (296,558)     (1,520,624)
                                                                              ------------    ------------
          Total Liabilities and Stockholders' (Deficit)                       $        254    $        175
                                                                              ============    ============

                        See Notes to Financial Statements

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three Months Ended
                                                           October 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Revenue
  Long distance services                           $         --    $         --

Expenses
  Cost of communication services (recovered)         (1,017,585)             --
  Selling, general and administrative (recovered)      (146,163)          6,178
  Amortization                                               --           5,260
                                                   ------------    ------------
                                                     (1,163,748)         11,438

    Income (Loss) from operations                     1,163,748         (11,438)

Other income and expenses
    Interest expense                                         --          (1,580)
                                                   ------------    ------------

Net income (loss)                                     1,163,748         (13,018)

Foreign currency translation                             60,318              --
                                                   ------------    ------------

Comprehensive income (loss)                        $  1,224,066    $    (13,018)
                                                   ============    ============

Net income (loss) per common share                 $       0.05    $      (0.00)
                                                   ============    ============

Weighted average shares outstanding                  21,454,475      21,261,324
                                                   ============    ============

                       See Notes to Financial Statements.
                                        5

                             ORBIT E-COMMERCE, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)


                                                    Common Stock          Capital in       Other
                               Exchangeable      ($0.005 par value)        Excess of   Comprehensive
                                  Shares        Shares         Amount      Par Value    Income(Loss)     Deficit         Total
                               -----------    -----------   -----------   -----------   -----------    -----------    -----------
Balance July 31, 2002              705,471     17,008,450   $    88,570   $ 6,056,347   $   (99,359)   $(9,004,336)   $(2,958,778)

Shares exchanged                  (354,874)       354,874            --            --            --             --             --

Common stock issued for
     consulting services                --        450,000         2,250       186,750            --             --        189,000

Common stock issued for
     services                           --        140,000           700        58,100            --             --         58,800

Common stock issued for
     conversion of notes                --      3,255,000        16,275     1,611,225            --             --      1,627,500

Foreign currency translation
    adjustment                          --             --            --            --       (73,199)            --        (73,199)

Profit for year ended
    July 31, 2003                       --             --            --            --            --          5,023          5,023
                               -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance July 31, 2003              350,597     21,208,324       107,795     7,912,422      (172,558)    (8,999,313)    (1,151,654)

Shares exchanged                   (53,000)        53,000            --            --            --             --             --

Common stock issued for
     legal services                     --        300,000         1,500        73,500            --             --         75,000

Foreign currency translation
    adjustment                          --             --            --            --       (42,117)            --        (42,117)

Loss for year ended
    July 31, 2004                       --             --            --            --            --       (401,853)      (401,853)
                               -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance July 31, 2004              297,597     21,561,324       109,295     7,985,922      (214,675)    (9,401,166)    (1,520,624)

Foreign currency translation
    adjustment                          --             --            --            --        60,318             --         60,318

Profit for the three months
     ended October 31, 2004             --             --            --            --            --      1,163,748      1,163,748
                               -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance October 31, 2004           297,597     21,561,324   $   109,295   $ 7,985,922   $  (154,357)   $(8,237,418)   $  (296,558)
                               ===========    ===========   ===========   ===========   ===========    ===========    ===========

                       See Notes to Financial Statements.
                                        6

                             ORBIT E-COMMERCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Three Months Ended
                                                                           October 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Operating Activities
--------------------
   Net income or (loss) from operations                           $  1,163,748    $    (13,018)
   Adjustments to reconcile net (loss) to net cash
      used by operating activities:
   Amortization                                                             --           5,260
   Changes in operating assets and liabilities:
   (Increase) decrease in GST receivable                                    --            (154)
   Increase (decrease) in accounts payable and accrued expenses     (1,237,308)         43,620
                                                                  ------------    ------------
   Net cash (used) by operating activities                             (73,560)         35,708

Financing Activities
--------------------
   Advances from shareholders                                            7,343              --
   Advances from related parties                                         5,978          24,162
   Bank indebtedness                                                        --           1,846
                                                                  ------------    ------------
   Net cash provided by financing activities                            13,321          26,008

Effect of exchange rate changes on cash                                 60,318         (41,811)
                                                                  ------------    ------------

   Increase (decrease) in cash                                              79          19,905
   Cash at beginning of period                                             175             921
                                                                  ------------    ------------
   Cash at end of period                                          $        254    $     20,826
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                     $         --    $         --
                                                                  ============    ============
     Income taxes (benefits)                                      $         --    $         --
                                                                  ============    ============

                       See Notes to Financial Statements.
                                        7








ORBIT E-COMMERCE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2004



Note 1- The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Orbit E-Commerce, Inc. and subsidiaries (collectively, the "Company") as of October 31, 2004 and their results of operations and their cash flows for the three month periods ended October 31, 2004 and 2003. Results of operations for the three month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. All material inter-company balances and transactions have been eliminated in consolidation.


Note 2-   Nature of Business


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

Note 3-   Foreign Currency Translation

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


Note 4-   Accounting Estimates

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


8



ORBIT E-COMMERCE, INC.



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2004


Note 5-   Joint Venture

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



Note 6-   Orbit Canada, Inc.

Orbit Canada, Inc. filed for bankruptcy on October 8, 2004 to seek forgiveness of $1,352,116 of debt. The Trustee in Bankruptcy convened a creditors meeting on October 28, 2004 at which time no creditor contested the proposal and the Company recorded the debt forgiveness as a recovery of expenses.




9




Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
            Operation.

     The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2004. The Company does not intend to update these forward-looking statements.

Results of Operations

      The Company reported no revenue from operations for the three months ended October 31, 2004 and 2003. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a net recovery during the period of expense related to cost of communication services and selling, general and administrative services of $1,164,000. For the three months ended October 31, 2003 these expenses were approximately $13,000.

     For the three months ended October 31, 2004, the Company had a net income from operations of approximately $1,164,000. due to the expense recovery discussed above. The net loss from operations for the three months ended October 31, 2003 was approximately $13,000.

Liquidity and Capital Resources

      On October 31, 2004, the Company had less than $300 in cash and a working capital deficit of approximately $297,000. Net cash used by operating activities was $74,000 for the three months ended October 31, 2004 which was a result of net income for the period of $1,164,000 offset by a reduction in accounts payable and accrued liabilities of $1,237,000.

      For the three months ended October 31, 2004 financing activities from advances from related parties and shareholder loans totaled $13,000. The effect of exchange rate changes on cash for the period was a positive $60,000.

      At October 31, 2004, the amount due to shareholders and related parties was $197,000 compared to $184,000 for the same period in the previous year.

      Subsequent to the end of fiscal quarter ended October 31, 2004, certain shareholders have advanced approximately $91,000 to the Company for working capital purposes. No terms have been set at this time.

      The Company's independent auditors have issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2004, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2004.

      At the present time, the Company intends to become involved in the development and provisioning of Internet Protocol TV ("IPTV"). In this regard, the Company is involved in on going discussions with PureNet.TV Canada Inc. ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. IPTV enables a wide range of television programming, low-cost video conferencing, video-on-demand (VOD) and other services all in digital broadcast quality levels. With IPTV, video services are delivered directly to subscribers' television sets over DSL networks.


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





                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

      Reference is made to the Company's Form 10-KSB for the year ended July 31, 2004 and the financial statements included therein and in particular to Part I, Item 3 and Note 8 to the financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on litigation involving the Company. In August 2004, management decided it was in the best interest of the Company to agree with the defendant's proposal to drop all claims under the above mentioned legal action. Mutual releases are expected to be executed shortly.

     Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Changes in Securities.

      In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended October 31, 2004, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of October 31, 2004, 1,822,900 Exchangeable Shares had been exchanged for 1,822,900 shares of the Company's Common Stock, leaving 297,597 Exchangeable Shares issued and outstanding.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended October 31, 2004.

     None.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORBIT E-COMMERCE, INC.
                                    (Registrant)



Dated: December  21, 2004         By: /s/ Douglas C. Lloyd
                                      Douglas C. Lloyd,
                                      President and Chief Executive
                                      Officer (Principal Executive
                                      Officer and Principal
                                      Accounting and Financial Officer)