Form 10QSB
period 2005-01-31
ORBIT E COMMERCE INC
filed 2005-03-31
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


       (X)    Quarterly Report pursuant to Section 13 or l5 (d)
          of the Securities Exchange Act of 1934 For the quarterly
          period ended    January 31, 2005

                                  OR

       (  )   Transition Report pursuant to Section 13 or 15 (d)
          of the Securities Exchange Act of 1934

                 For the transition period from     to

                   Commission File Number: 001-03323


                        ORBIT E-COMMERCE, INC.
   (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                91-1978600
(State or Other Jurisdiction                   (I.R.S. Employer
 Incorporation or Organization)             Identification Number)

         14845 Yonge Street, Aurora, Ontario, Canada  L4G 6H8
               (Address of Principal Executive Offices)

     Issuer's Telephone Number, Including Area Code: 416-850-7134



   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X           No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   36,561,324 shares of Common Stock with par value of $0.005 were outstanding as of January 31, 2005.

                     Part I. FINANCIAL INFORMATION

                    INDEX TO FINANCIAL INFORMATION






Period Ended January 31, 2005

                                                                 PAGE

 Item 1. Financial Statements                                      3

   Balance Sheets                                                  4
   Statements of Changes in Stockholders' Equity (Deficit)         5
   Statements of Operations                                        6
   Statement of Cash Flows                                         7
   Notes to Financial Statements                                 8 - 9

 Item 2. Management's Discussion and Analysis or Plan of
 Operation                                                      10 - 11


Part II. OTHER INFORMATION                                         12

 Item 1. Legal Proceedings                                         12

 Item 2. Unregistered Sales of Equity Securities and Use
 of Proceeds                                                       12

 Item 3. Defaults Upon Senior Securities                           12

 Item 4. Submission of Matters to a Vote of
 Security-Holders                                                  12

 Item 5. Other Information                                         12

 Item 6. Exhibits                                                  12

                    PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The financial statements of Orbit E-Commerce, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2004

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                                  Balance Sheets
                                            (Expressed in United States dollars)

                                                     January 31         July 31
                                                           2005            2004
--------------------------------------------------------------------------------
                                                    (Unaudited)

Assets

Current
  Cash and cash equivalents                        $        558    $        175

Due from affiliate company (Note 4)                      21,253               -

Investment in IPTV Assets (Note 5)                    1,800,000               -
                                                   ------------    ------------
                                                   $  1,821,811    $        175
================================================================================

Liabilities and Shareholders' Equity

Current
  Accounts payable                                 $      9,336    $  1,288,800
  Accrued liabilities                                    23,038          48,190
  Due to shareholders                                   216,615         115,508
                                                   ------------    ------------
                                                        248,989       1,452,498

Due to related parties                                   74,839          68,301
                                                   ------------    ------------
                                                        323,828       1,520,799
                                                   ------------    ------------

Shareholders' Equity
  Share capital issued and paid up                      184,295         109,295
  Capital in excess of par value                      9,710,922       7,985,922
  Cumulative translation adjustment                    (193,211)       (214,675)
  Deficit *                                          (8,204,023)     (9,401,166)
                                                   ------------    ------------
                                                      1,497,983      (1,520,624)
                                                   ------------    ------------
                                                   $  1,821,811    $        175
                                                   ============    ============

================================================================================

* See note on Page 5

See Notes to Financial Statements.

================================================================================
                                                          Orbit E-Commerce, Inc.
                                  Statements of Changes in Shareholders' Deficit
                                            (Expressed in United States dollars)

July 31, 2004 (Unaudited January 31, 2005)
--------------------------------------------------------------------------------

                                                                                                                  Capital in
                                                         Exchangeable      Common       Paid up      Excess of    Accumulated
                                                           Shares          Shares       Amount       Par value      Deficit
                                                         -----------    -----------   -----------   -----------   -----------
Balance, July 31, 2002                                       705,471     17,008,450   $    88,570   $ 6,056,347   $(9,004,336)
                                                         -----------    -----------   -----------   -----------   -----------

For the year from August 1, 2002 to July 31, 2003
  Shares exchanged                                          (354,874)       354,874
  Shares issued for conversion of notes                            -      3,255,000        16,275     1,611,225             -
  Shares issued for consulting services                            -        450,000         2,250       186,750             -
  Shares issued for services                                 140,000            700        58,100
 Foreign currency translation adjustment                           -              -             -             -             -
 Income for the year ended July 31, 2003                           -              -             -             -         5,023

Comprehensive earnings
                                                         -----------    -----------   -----------   -----------   -----------
Balance, July 31, 2003                                       350,597     21,208,324   $   107,795   $ 7,912,422   $(8,999,313)
                                                         -----------    -----------   -----------   -----------   -----------

For the year from August 1, 2003 to July 31, 2004
  Shares exchanged                                           (53,000)        53,000             -             -             -
  Shares issued for legal services                                 -        300,000         1,500        73,500             -
 Foreign currency translation adjustment                           -              -             -             -             -
 Loss for the year ended July 31, 2004                             -              -             -             -      (401,853)

Comprehensive earnings
                                                         -----------    -----------   -----------   -----------   -----------
Balance, July 31, 2004                                       297,597     21,561,324   $   109,295   $ 7,985,922   $(9,401,166)

For the period from August 1, 2004 to January 31, 2005
  Shares issued for IPTV assets                                    -     15,000,000        75,000     1,725,000             -
 Foreign currency translation adjustment                           -              -             -             -             -
 Income for the period ended January 31, 2005                      -              -             -             -     1,197,143
                                                         -----------    -----------   -----------   -----------   -----------
Balance, January 31, 2005                                    297,597     36,561,324   $   184,295   $ 9,710,922   $(8,204,023)
                                                         ===========    ===========   ===========   ===========   ===========

                                                            Other
                                                        Comprehensive
                                                             Loss          Total
                                                         -----------    -----------
Balance, July 31, 2002                                   $   (99,359)   $(2,958,778)
                                                         -----------    -----------

For the year from August 1, 2002 to July 31, 2003
  Shares exchanged
  Shares issued for conversion of notes                            -      1,627,500
  Shares issued for consulting services                            -        189,000
  Shares issued for services                                                 58,800
 Foreign currency translation adjustment                     (73,199)       (73,199)
 Income for the year ended July 31, 2003                           -          5,023

Comprehensive earnings
                                                         -----------    -----------
Balance, July 31, 2003                                   $  (172,558)   $(1,151,654)
                                                         -----------    -----------

For the year from August 1, 2003 to July 31, 2004
  Shares exchanged                                                 -              -
  Shares issued for legal services                                 -         75,000
 Foreign currency translation adjustment                     (42,117)       (42,117)
 Loss for the year ended July 31, 2004                             -       (401,853)

Comprehensive earnings
                                                         -----------    -----------
Balance, July 31, 2004                                   $  (214,675)   $(1,520,624)

For the period from August 1, 2004 to January 31, 2005
  Shares issued for IPTV assets                                    -      1,800,000
 Foreign currency translation adjustment                      21,464         21,464
 Income for the period ended January 31, 2005                      -      1,197,143
                                                         -----------    -----------
Balance, January 31, 2005                                $  (193,211)   $ 1,497,983
                                                         ===========    ===========

Note: Common stock ($0.005 Par Value): Auhtorized:98,000,000 shares Preferred stock ($0.005 par Value): Authorized: 2,000,000 shares issued: none at January 31,2005 and July 31, 2004.

See Notes to Financial Statements.

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                        Statements of Operations
                                            (Expressed in United States dollars)
                                                                     (Unaudited)

                                      For the Three     For the Six   For the Three     For the Six
                                       Months Ended    Months Ended    Months Ended    Months Ended
                                         January 31      January 31      January 31      January 31
                                               2005            2005            2004            2004
Revenue                                $          -    $          -    $          -    $          -
                                       ------------    ------------    ------------    ------------

Expenses
  Selling, general and
    administrative (recovered)               (7,279)         24,958         162,341         168,519
  Amortization                                    -               -           4,997          10,257
                                       ------------    ------------    ------------    ------------
                                             (7,279)         24,958         167,338         178,776
                                       ------------    ------------    ------------    ------------
Earnings (loss) from operations               7,279         (24,958)       (167,338)       (178,776)

Interest expense                             (2,884)         (2,884)         (1,750)         (3,330)

Forgiveness of debt                          29,000       1,224,985               -               -
                                       ------------    ------------    ------------    ------------

Net income/loss for the period         $     33,395    $  1,197,143    $   (169,088)   $   (182,106)

  Cumulative adjustment                     (38,854)         21,464           3,094         (38,717)
                                       ------------    ------------    ------------    ------------
Net comprehensive income/loss          $     (5,459)   $  1,218,607    $   (165,994)   $   (220,823)
                                       ============    ============    ============    ============
Basic and fully diluted earnings
  (loss) per share                     $          -    $       0.05    $      (0.01)   $      (0.01)
                                       ============    ============    ============    ============
Weighted average number of shares
         Basic and fully diuted          26,126,541      23,886,406      21,381,976      21,261,324
                                       ============    ============    ============    ============

See Notes to Financial Statements.

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                        Statements of Cash Flows
                                            (Expressed in United States dollars)
                                                                     (Unaudited)

                                                              For the Six     For the Six
                                                             Months Ended    Months Ended
                                                               January 31      January 31
                                                                     2005            2004
-----------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities
  Net income (loss) for the period                           $  1,197,143    $   (182,106)
  Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
      Common stock issued for services                                  -          75,000
      Foregiveness of debt                                     (1,224,985)              -
      Amortization                                                      -          10,257
      Changes in operating assets and liabilities
         GST receivable                                                 -            (504)
         Accounts payable and accrued liabilities                 (79,631)         45,300
                                                             ------------    ------------
                                                                 (107,473)        (52,053)
                                                             ------------    ------------
Financing activities
  Advances from related parties                                     6,538         103,391
  Funds advanced to affiliate company                             (21,253)              -
  Advances from shareholders                                      101,107               -
  Repayment of advance to related parties                               -         (14,719)
  Bank indebtedness                                                     -           1,823
                                                             ------------    ------------
                                                                   86,392          90,495
                                                             ------------    ------------
Effect of exchange rate changes on cash                            21,464         (38,717)
                                                             ------------    ------------
Net change in cash during the period                                  383            (275)

Cash, beginning of period                                             175             921
                                                             ------------    ------------
Cash, end of period                                          $        558    $        646
                                                             ============    ============
Supplemental Cash Flow Information
  Cash paid for interest                                     $          -    $          -
  Income taxes (benefits)                                    $          -    $          -
Non cash transactions
  300,000 shares common stock issued for services            $          -    $     75,000
  15,000,000 shares common stock issued for IPTV assets      $  1,800,000    $          -
                                                             ============    ============

See Notes to Financial Statements.

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                   Notes to Financial Statements
                                            (Expressed in United States dollars)
                                                                     (Unaudited)
January 31, 2005
--------------------------------------------------------------------------------

1.   Nature of Operations

     The accompanying financial statements contain all adjustments necessary to present fairly the financial position of Orbit E-Commerce, Inc. as of January 31, 2005 and their results of operations and cash flows for the six month periods ended January 31, 2005 and 2004. Results of operations for the three and six month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

     New Hilarity, Inc. a corporation organized under the laws of the State of Nevada changed its name to Orbit E-Commerce, Inc. The Company during 2001, changed its business indirectly through the acquisition of a Canadian subsidiary Orbit Canada Inc. ("Orbit") (Note 7). Orbit is a company incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. This focus has subsequently changed to the development of an American network which was abandoned during fiscal 2004.

     The Company's Canadian subsidiary filed for bankruptcy on October 8, 2004.

     The Company is currently seeking a business association to develop new opportunities.

--------------------------------------------------------------------------------

2.   Foreign Currency Translation

     These financial statements are stated in United States dollars, "the reporting currency". The transactions of the Company have been recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars to United States dollars amounts have been made at the period end exchange rates for the balance sheet items and the average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments to reporting currency are included in equity.

--------------------------------------------------------------------------------

3.   Accounting Estimates

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

--------------------------------------------------------------------------------

4.   Due from Affiliate Company

     Advances made to an afifliated company, PureNet.TV Canada Inc., are non-interest bearing and have no specific terms of repayment.

--------------------------------------------------------------------------------

5.   Investment in IPTV Assets

     On December 29, 2004 the Company entered into an agreement with PureNet.TV Canada Inc. ("Purenet") to acquire 100% of Purenet's Internet Protocol TV ("IPTV") technology assets. The agreement closed on January 5, 2005. As consideration, the Company issued from treasury 15,000,000 common shares to Purenet. The investment in the IPTV assets has been recorded in these financial statements at the closing market price of the Company's common shares on the date of acquisition. Management, on an annual basis, will evaluate the asset for impairment.

--------------------------------------------------------------------------------

6.   Phoenix Telnet Joint Venture

     On October 1, 2002 agreements were signed between Orbit E-Commerce ("OECI") and GAN and Associates Inc. ("GAN"), a privately held company, to form and operate an American based company called, Phoenix Telnet, LLC. ("Phoenix") to offer VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will lease to Phoenix the initial network capital assets required to launch the proposed services as well as provide adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centres in the United States, encompassing a population in excess of 75 million. The amount of GAN's financial contribution to this venture is up to US$3 million. The Company has not recorded a loss in excess of its' investment in the joint venture. During fiscal 2004 the Company abandoned this line of business

--------------------------------------------------------------------------------

7.   Orbit Canada, Inc.

     Orbit Canada, Inc. filed for bankruptcy on October 8, 2004 to seek forgiveness of $1,352,116 of debt. The Trustee in Bankruptcy convened a creditors meeting on October 28, 2004 at which time no creditor contested the proposal and the Company recorded the debt forgiveness as other income.

--------------------------------------------------------------------------------

8.   Subsequent Event

     During the period and subsequent to the event described in Note 5, the Company accepted an offer from Purenet for it to acquire the balance of outstanding common shares of the Company not held by Purenet. Purenet has agreed to acquire the remaining shares of the Company in an exchange on a one-for-one basis for Purenet's common shares. It is expected that such transaction will be effected pursuant to a merger. Purenet, a private Canadian company, has filed with the Ontario Securities Commission ("OSC") to become a public company and have its shares listed for trading on a Toronto stock exchange. The Company will make any necessary filings regarding the transaction with the Securities and Exchange Commission ("SEC").

Item 2. Management's Discussion and Analysis or Plan of Operation The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

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

      Results of Operations
      The Company reported no revenue from operations for the three and six months ended January 31, 2005 and 2004. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a foregiveness of debt during the six months ended January 31, 2005 of $1,224,000. These amounts have been disclosed in the statements of operations as Foregiveness of Debt.

      For the three months ended January 31, 2005, the Company has net income from operations of approximately $7,000 primarily due to an expense recovery and for the six months ended January 31, 2005 the Company had a net loss from operations of approximately $25,000. Due to the expense recovery discussed above, the Company had an overall loss for the six months of approximately $1,197,000. The net loss from operations for the three and six months ended January 31, 2004 was approximately $167,000 and $179,000 respectively.

      Liquidity and Capital Resources
      On January 31, 2005, the Company had less than $600 in cash and a working capital deficit of approximately $248,000. Net cash used by operating activities was $107,000 for the six months ended January 31, 2005 which was a result of net income for the period of $1,197,000 offset by the foregiveness of debt added back as a non-cash item, and by a reduction in accounts payable and accrued liabilities of $79,000.

      For the six months ended January 31, 2005 financing activities from advances from related parties and shareholder loans totaled $107,000. The effect of exchange rate changes on cash for the period was a positive $21,000.

      At January 31, 2005, the amount due to shareholders and related parties was $291,000 compared to $184,000 for the same period in the previous year.

      The Company's independent auditors have issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2004, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2004.

      Prior to the quarter ended January 31, 2005, the Company began to explore becoming involved in the development and provisioning of
      Internet Protocol TV ("IPTV").   In this regard, the Company was
      involved in on going discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

      PureNet Acquisition
      On December 28, 2004, the Company entered into an Asset Acquisition Agreement (the "PureNet Agreement") with PureNet, to acquire all of PureNet's assets in connection with its IPTV
      business.   Subsequently, on January 3, 2005, the Company
      completed the transactions contemplated by the PureNet Agreement, whereby the Company acquired all of the aforesaid assets of PureNet. IPTV enables a wide range of television programming, low-cost video-conferencing, video-on-demand and other services all in digital broadcast quality levels. With IPTV, video services are delivered directly to subscribers' television sets over DSL networks. The acquisition of PureNet's assets included all technical schematics covering a patented IPTV video/internet system, implementation capabilities, strategic partnerships with major equipment and video content suppliers, software developers, product and services.

      Pursuant to the terms of the PureNet Agreement, the Company acquired the assets in exchange for 15,000,000 newly issued restricted shares of common stock. Douglas C. Lloyd, the Company's President, Chief Executive Officer and director, is the President, a director and shareholder of PureNet. Such shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

      Subsequently, on January 19, 2005, the Company announced it had accepted an offer from its major shareholder, PureNet, for PureNet to acquire the balance of the outstanding capital stock of the Company not held by PureNet. PureNet has made an offer to acquire the remaining capital stock in an exchange on a one for
      one basis for PureNet common shares.   It is expected that such
      transaction will be effected pursuant to a merger. PureNet, a private Canadian company, has filed with the Ontario Securities Commission to become a public company and have its shares listed for trading on a Toronto stock exchange. The Company will make any necessary filings regarding the transaction with the Securities and Exchange Commission. There can be no assurance that such a transaction with PureNet will be completed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended January 31, 2005, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of January 31, 2005, 1,822,900 Exchangeable Shares had been exchanged for 1,822,900 shares of the Company's Common Stock, leaving 297,597 Exchangeable Shares issued and outstanding.

     Pursuant to the terms of the PureNet Agreement (described above), the Company acquired the assets of PureNet in exchange for 15,000,000 newly issued restricted shares of common stock.
     Douglas C. Lloyd, the Company's President, Chief Executive Officer and director, is the President, a director and shareholder of PureNet.

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

Item 6. Exhibits.

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

                              ORBIT E-COMMERCE, INC.
                             (Registrant)

Dated:    March 30, 2005      By:  /s/ Douglas C. Lloyd
                              Douglas C. Lloyd,
                              President and Chief Executive
                              Officer (Principal Executive
                              Officer and Principal
                              Accounting and Financial Officer)