Form 10QSB
period 2005-04-30
ORBIT E COMMERCE INC
filed 2005-06-24
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


       ( X ) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2005

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

                        Yes     X           No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   36,561,324 shares of Common Stock with par value of $0.005 were outstanding as of April 30, 2005.

                     Part I. FINANCIAL INFORMATION

                    INDEX TO FINANCIAL INFORMATION






Period Ended April 30, 2005

                                                                 PAGE

 Item 1. Financial Statements                                      4

   Balance Sheets                                                  4
   Statements of Changes in Stockholders' Equity                   5
   Statements of Operations                                        6
   Statement of Cash Flows                                         7
   Notes to Financial Statements                                 8 - 9

 Item 2. Management's Discussion and Analysis or Plan of
 Operation                                                      10 - 11


Part II. OTHER INFORMATION                                         12

 Item 1. Legal Proceedings                                         12

 Item 2. Unregistered Sales of Equity Securities and Use
 of Proceeds                                                       12

 Item 3. Defaults Upon Senior Securities                           12

 Item 4. Submission of Matters to a Vote of
 Security-Holders                                                  12

 Item 5. Other Information                                         12

 Item 6. Exhibits                                                  12

                     PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

The financial statements of Orbit E-Commerce, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2004

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                                   Balance Sheet
                                            (Expressed in United States dollars)

                                                                        April 30
                                                                            2005
--------------------------------------------------------------------------------
                                                                     (Unaudited)

Assets

Current
  Cash and cash equivalents                                        $      2,557

Investment in IPTV Assets (Note 4)                                    1,800,000
                                                                   ------------

                                                                   $  1,802,557
================================================================================

Liabilities and Shareholders' Equity

Current
  Accounts payable                                                 $     12,541
  Accrued liabilities                                                     9,165
  Due to shareholders                                                   215,802
                                                                   ------------

                                                                        237,508

Due to related parties                                                   63,198
                                                                   ------------

                                                                        300,706
                                                                   ------------


Shareholders' Equity

  Share capital issued and paid up                                      184,295
  Capital in excess of par value                                      9,710,922
  Cumulative translation adjustment                                    (183,080)
  Deficit *                                                          (8,210,286)
                                                                   ------------

                                                                      1,501,851
                                                                   ------------

                                                                   $  1,802,557
================================================================================

* See note on Page 5


See Notes to Financial Statements.

                                                                                                            Orbit E-Commerce, Inc.
                                                                                       Statements of Changes in Shareholders' Equity
                                                                                                (Expressed in United States dollars)
July 31, 2004 (Unaudited April 30, 2005)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Capital in                     Other
                                 Exchangeable      Common       Paid up      Excess of    Accumulated   Comprehensive
                                    Shares         Shares        Amount      Par value      Deficit         Loss           Total
                                ----------------------------------------------------------------------------------------------------
Balance, July 31, 2002               705,471     17,008,450  $     88,570  $  6,056,347  $ (9,004,336)  $    (99,359)  $ (2,958,778)
                                ----------------------------------------------------------------------------------------------------

For the year from August 1,
 2002 to July 31, 2003
  Shares exchanged                  (354,874)       354,874
  Shares issued for conversion
    of notes                              --      3,255,000        16,275     1,611,225            --             --      1,627,500
  Shares issued for consulting
    services                              --        450,000         2,250       186,750            --             --        189,000
  Shares issued for services                        140,000           700        58,100                                      58,800

Foreign currency translation
  adjustment                              --             --            --            --            --        (73,199)       (73,199)
Income for the year ended
  July 31, 2003                           --             --            --            --         5,023             --          5,023

Comprehensive earnings
                                ----------------------------------------------------------------------------------------------------

Balance, July 31, 2003               350,597     21,208,324  $    107,795  $  7,912,422  $ (8,999,313)  $   (172,558)  $ (1,151,654)
                                ----------------------------------------------------------------------------------------------------


For the year from August 1,
 2003 to July 31, 2004
  Shares exchanged                   (53,000)        53,000            --            --            --             --             --
  Shares issued for legal
    services                              --        300,000         1,500        73,500            --             --         75,000
 Foreign currency translation
   adjustment                             --             --            --            --            --        (42,117)       (42,117)
 Loss for the year ended
   July 31, 2004                          --             --            --            --      (401,853)            --       (401,853)

Comprehensive earnings
                                ----------------------------------------------------------------------------------------------------

Balance, July 31, 2004               297,597     21,561,324  $    109,295  $  7,985,922  $ (9,401,166)  $   (214,675)  $ (1,520,624)

For the period from August 1,
 2004 to April 30, 2005
  Shares issued for IPTV assets           --     15,000,000        75,000     1,725,000            --             --      1,800,000
 Foreign currency translation
   adjustment                             --             --            --            --            --         31,595         31,595
 Income for the period ended
   April 30, 2005                         --             --            --            --     1,190,880             --      1,190,880
                                ----------------------------------------------------------------------------------------------------

Balance, April 30, 2005              297,597     36,561,324  $    184,295  $  9,710,922  $ (8,210,286)  $   (183,080)  $  1,501,851
                                ====================================================================================================

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

See Notes to Financial Statements.

                                                                                      ORBIT E-COMMERCE, INC.
                                                                                    Statements of Operations
                                                                        (Expressed in United States dollars)
                                                                                                 (Unaudited)

                                         For the Three     For the Three      For the Nine      For the Nine
                                          Months Ended      Months Ended      Months Ended      Months Ended
                                              April 30          April 30          April 30          April 30
                                                  2005              2004              2005              2004
-------------------------------------------------------------------------------------------------------------
Revenue                                 $           --    $           --    $           --    $           --
                                        ---------------------------------------------------------------------

Expenses
  Selling, general and administrative            4,881            10,064            29,839           178,583
  Amortization                                      --             4,999                --            15,256
                                        ---------------------------------------------------------------------

                                                 4,881            15,063            29,839           193,839
                                        ---------------------------------------------------------------------

Loss from operations                            (4,881)          (15,063)          (29,839)         (193,839)

Interest expense                                (1,382)           (1,669)           (4,266)           (4,999)

Forgiveness of debt                                 --                --         1,224,985                --
                                        ---------------------------------------------------------------------

Net income/loss for the period          $       (6,263)   $      (16,732)   $    1,190,880    $     (198,838)

  Cumulative adjustment                         10,131                (7)           31,595           (38,724)
                                        ---------------------------------------------------------------------

Net comprehensive income/loss           $        3,868    $      (16,739)   $    1,222,475    $     (237,562)
=============================================================================================================

Basic and fully diluted earnings
  (loss) per share                      $           --    $           --    $         0.04    $        (0.01)
=============================================================================================================

Weighted average number of shares
     Basic and fully diuted                 36,561,324        21,561,324        27,903,236        21,361,324
=============================================================================================================

See Notes to Financial Statements.

                                                                          ORBIT E-COMMERCE, INC.
                                                                        Statements of Cash Flows
                                                            (Expressed in United States dollars)
                                                                                     (Unaudited)

                                                                 For the Nine       For the Nine
                                                                 Months Ended       Months Ended
                                                                     April 30           April 30
                                                                         2005               2004
------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities
  Net income (loss) for the period                             $    1,190,880    $     (198,838)
  Adjustments to reconcile net income (loss) to net cash
      used by operating activities:
      Common stock issued for services                                     --            75,000
      Foregiveness of debt                                         (1,224,985)               --
      Amortization                                                         --            15,256
      Changes in operating assets and liabilities:
         GST receivable                                                    --              (504)
         Accounts payable and accrued liabilities                     (90,299)           56,821
                                                               ---------------------------------

                                                                     (124,404)          (52,265)
                                                               ---------------------------------

Financing activities
  Advances from related parties                                            --           103,391
  Advances from shareholders                                          100,294                --
  Repayment of advance to related parties                              (5,103)          (14,719)
  Bank indebtedness                                                        --             1,823
                                                               ---------------------------------

                                                                       95,191            90,495
                                                               ---------------------------------

Effect of exchange rate changes on cash                                31,595           (38,724)
                                                               ---------------------------------

Net change in cash during the period                                    2,382              (494)

Cash, beginning of period                                                 175               921
                                                               ---------------------------------

Cash, end of period                                            $        2,557    $          427
================================================================================================

Supplemental Cash Flow Information
  Cash paid for interest                                       $           --    $           --
  Income taxes (benefits)                                      $           --    $           --
Non cash transactions
  300,000 shares common stock issued for services              $           --    $       75,000
  15,000,000 shares common stock issued for IPTV assets        $    1,800,000    $           --
================================================================================================

                                                      ORBIT E-COMMERCE, INC.
                                               Notes to Financial Statements
                                        (Expressed in United States dollars)
                                                                 (Unaudited)
                                                             April 30, 2005



1. Nature of Operations

   The accompanying financial statements contain all adjustments necessary to present fairly the financial position of Orbit E-Commerce, Inc. as of April 30, 2005 and their results of operations and cash flows for the nine month periods ended April 30, 2005 and 2004. Results of operations for the three and nine month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

   New Hilarity, Inc. a corporation organized under the laws of the State of Nevada changed its name to Orbit E-Commerce, Inc. The Company during 2001, changed its business indirectly through the acquisition of a Canadian subsidiary Orbit Canada Inc. ("Orbit") (Note 6). Orbit is a company incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. This focus has subsequently changed to the development of an American network which was abandoned during fiscal 2004.

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


4. Investment in IPTV Assets

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

                                                      ORBIT E-COMMERCE, INC.
                                               Notes to Financial Statements
                                        (Expressed in United States dollars)
                                                                 (Unaudited)
                                                             April 30, 2005



5. Phoenix Telnet Joint Venture

   On October 1, 2002 agreements were signed between Orbit E-Commerce ("OECI") and GAN and Associates Inc. ("GAN"), a privately held company, to form and operate an American based company called, Phoenix Telnet, LLC. ("Phoenix") to offer VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will lease to Phoenix the initial network capital assets required to launch the proposed services as well as provide adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centres in the United States, encompassing a population in excess of 75 million. The amount of GAN's financial contribution to this venture is up to US$3 million. The Company has not recorded a loss in excess of its' investment in the joint venture. During fiscal 2004 the Company abandoned this line of business


6. Orbit Canada, Inc.

   Orbit Canada, Inc. filed for bankruptcy on October 8, 2004 to seek forgiveness of $1,224,985 of debt. The Trustee in Bankruptcy convened a creditors meeting on October 28, 2004 at which time no creditor contested the proposal and the Company recorded the debt forgiveness as other income.



7. Subsequent Event

   During the period, and subsequent to the event described in Note 4, the Company accepted an offer from Purenet for it to acquire the balance of outstanding common shares of the Company not held by Purenet. Purenet has agreed to acquire the remaining shares of the Company in an exchange on a one-for-one basis for Purenet's common shares. It is expected that such transaction will be effected pursuant to a merger. Purenet, a private Canadian company, has filed with the Ontario Securities Commission ("OSC") to become a public company and have its shares listed for trading on a Toronto stock exchange. The Company will make any necessary filings regarding the transaction with the Securities and Exchange Commission ("SEC").

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

      Results of Operations

      The Company reported no revenue from operations for the three and six months ended April 30, 2005 and 2004. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a foregiveness of debt during the nine months ended April 30, 2005 of $1,224,000. These amounts have been disclosed in the statements of operations as Foregiveness of Debt.

      For the three months ended April 30, 2005, the Company has a net loss from operations of approximately $5,000 primarily due to administrative expenses and for the nine months ended April 30, 2005 the Company had a net loss from operations of approximately $29,000. Due to the expense recovery discussed above, the Company had overall income for the nine months of approximately $1,190,000. The net loss from operations for the three and nine months ended April 30, 2004 was approximately $15,000 and $194,000 respectively.

      Liquidity and Capital Resources

      On April 30, 2005, the Company had approximately $2,500 in cash and a working capital deficit of approximately $233,000. Net cash used by operating activities was $124,000 for the nine months ended April 30, 2005 which was a result of net income for the period of $1,190,000 offset by the foregiveness of debt added back as a non-cash item, and by a reduction in accounts payable and accrued liabilities of $90,000.

      For the nine months ended April 30, 2005 financing activities from advances from related parties and shareholder loans totaled $95,000. The effect of exchange rate changes on cash for the period was a positive $31,000.

      At April 30, 2005, the amount due to shareholders and related parties was $279,000 compared to $253,000 for the same period in the previous year.

      The Company's independent auditors have issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2004, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2004.

      Prior to the quarter ended April 30, 2005, the Company began to explore becoming involved in the development and provisioning of
      Internet Protocol TV ("IPTV").   In this regard, the Company was
      involved in on going discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended April 30, 2005, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of April 30, 2005, 1,822,900 Exchangeable Shares had been exchanged for 1,822,900 shares of the Company's Common Stock, leaving 297,597 Exchangeable Shares issued and outstanding.

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

PAGE>


                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ORBIT E-COMMERCE, INC.
                             (Registrant)

Dated:    June 22, 2005       By:  /s/ Douglas C. Lloyd
                              Douglas C. Lloyd,
                              President and Chief Executive
                              Officer (Principal Executive
                              Officer and Principal
                              Accounting and Financial Officer)