Form 10KSB
period 2005-07-31
ORBIT E COMMERCE INC
filed 2005-11-21
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-KSB

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended JULY 31, 2005

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

Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [ ]

State Issuer's revenues for its most recent fiscal year: $ -0-

As of July 31, 2005, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (22,439,324) was approximately $3,900,000. The number of shares outstanding of the Common Stock ($.005 par value) of the Issuer as of the close of business on July 31, 2005 was 37,739,324.

Documents Incorporated by Reference: None



                        ORBIT E-COMMERCE, INC.

                             TABLE OF CONTENTS




                                  PART I
                                                                    Page

Item 1.        Description of Business                                3

Item 2.        Description of Property                                7

Item 3.        Legal Proceedings                                      7

Item 4.        Submission of Matters to a Vote of Security-Holders    8


                                  PART II

Item 5.        Market for Common Equity, Related Stockholder
               Matters and Small Business Issuer Purchases
               of Equity Securities                                   8

Item 6.        Management's Discussion and Analysis
               or Plan of Operation                                   9

Item 7.        Financial Statements                                   11

Item 8.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                 11

Item 8A.       Controls and Procedures                                11

Item 8B.       Other Information                                      11


                                 PART III

Item 9.        Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of  the Exchange Act                     12

Item 10.       Executive Compensation                                 12

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters             13

Item 12.       Certain Relationships and Related Transactions         14

Item 13.       Exhibits                                               14

Item 14.       Principal Accountant Fees and Services                 15

               Signatures                                             16






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

On December 28, 2004, the Company entered into an Asset Acquisition Agreement with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), to acquire all of PureNet's assets in connection with its Internet Protocol TV ("IPTV") business. Subsequently, on January 3, 2005, the Company completed the transactions contemplated by the PureNet Agreement, whereby the Company acquired all of the aforesaid assets of PureNet. IPTV enables a wide range of television programming, low-cost video-conferencing, video-on-demand and other services all in digital broadcast quality levels. With IPTV, video services are delivered directly to subscribers' television sets over DSL networks. The acquisition of PureNet's assets included all technical schematics covering a patented IPTV video/internet system, implementation capabilities, strategic partnerships with major equipment and video content suppliers, software developers, product and services.

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

Orbit Canada's communications network permitted phone-to- phone calls (including calls to and from cell phones, fax machines as well as pre-paid calling cards) to be made exclusively over the public Internet. This technology had been operating in Canada since the first calendar quarter of 2001. Management believed that many other companies who claim to have VoIP networks had only partial VoIP systems that must be integrated with legacy, circuit-switched systems.

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

In connection with the formation of Phoenix, on October 1, 2002, Douglas C. Lloyd, President and Chief Executive Officer of the Company, entered into an Employment Agreement with Phoenix TelNet, Inc., a wholly-owned subsidiary of Phoenix ("Phoenix TelNet") pursuant to which Mr. Lloyd agreed to serve as a management employee of Phoenix TelNet with the title of President of Phoenix TelNet as well as serving as Vice President/Chief Technology Officer of Phoenix, along with being a director of Phoenix TelNet. Pursuant to his Employment Agreement, Mr. Lloyd received a monthly base salary of Canadian $10,000 and was entitled to certain other additional benefits. The Agreement had an initial term of one year terminating on September 30, 2003, provided however that Phoenix TelNet may renew Mr. Lloyd's employment up to two additional one-year terms. Mr. Lloyd resigned from his position with Phoenix TelNet in September 2003. Mr. Lloyd continues to serve as President and Chief Executive Officer of the Company.

In addition, on October 1, 2002, Donald G. Payne, then Chief Financial Officer of the Company, entered into an Employment Agreement with Phoenix TelNet pursuant to which Mr. Payne agreed to serve as a management employee of Phoenix TelNet with the title of Chief Financial Officer. Pursuant to his Employment Agreement, Mr. Payne received a monthly base salary of Canadian $8,500 and was entitled to certain other additional benefits. The Agreement had an initial term of one year terminating on September 30, 2003, provided however that Phoenix TelNet may renew Mr. Payne's employment up to two additional one-year terms. Mr. Payne resigned from his position with Phoenix TelNet in September 2003. Mr. Payne resigned as Chief Financial Officer and Director of the Company in November 2003.

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

Internet-Based TV Services

As stated above, at the present time, the Company intends to become involved in the development and provisioning of Internet Protocol TV ("IPTV"). In this regard, in January 2005, the Company acquired all of the assets of PureNet as described above. IPTV enables a wide range of television programming, low-cost video-conferencing, video-on-demand and other services all in digital broadcast quality levels. With IPTV, video services are delivered directly to subscribers' television sets over DSL networks.

Competition

The Company expects to face significant competition in Internet Protocol TV
(IPTV). Many of the competitors in that industry have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than does the Company.

Technology Changes

The industry in which the Company will compete in the IPTV business is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require the Company to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. No assurance can be given that the Company will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

Government Regulation

Few existing laws or regulations specifically apply to the internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries may apply to the Company's business. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with the Company's intended business.

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

LACK OF SUCCESSFUL OPERATING HISTORY; PROPOSED NEW BUSINESS. Orbit Canada commenced its business in October 1999 in Ontario, Canada and began to achieve revenues in fiscal 2002. However, by the end of the third quarter of fiscal 2002, the Company was still operating at a substantial net loss and had an impaired cash position. At the end of the third quarter, the Company determined that until such time as the business environment improves for the telecommunications industry, OECI would curtail its operations in Canada and continue to search for capital and, if successful, focus on building its operations in the United States. Accordingly, as of the end of fiscal 2002, the Company was non- operational. As a result of the arrangements entered into between the Company and GAN & Associates Inc. in fiscal 2003, the Company's obtained a 49% ownership interest in Phoenix, which offered VoIP and other data and long distance services in the United States. Such business is also presently non-operational. At the current time, the Company intends to become involved in the development and provisioning of IPTV. As a result, the Company does not have an operating history on which to base an evaluation of its proposed business and prospects. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as the telecommunications and internet industry. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company becomes involved in will prove successful, and there is no assurance that it will be able to operate profitably.

NEED FOR ADDITIONAL FINANCING. For the year ended July 31, 2005, the Company had a net loss of approximately $763,000 and, at July 31, 2005, had a working capital deficiency of approximately $339,000. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its proposed new business venture. No assurance can be given, however, that the Company will be able to obtain additional financing or that any such business venture will be successful.

NET LOSSES; DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred accumulated net losses since inception of approximately $10,164,000 and requires additional capital to continue operations. As a result, the Company's independent auditor's report, dated November 4, 2005, for the year ended July 31, 2005, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company are dependent upon the Company's ability to obtain long-term financing and the successful launch of new operations.

COMPETITION. The Company expects to face significant competition in Internet Protocol TV (IPTV). Many of the competitors in that industry have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than does the Company.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES. As a result of the transaction completed with PureNet, the industry in which the Company and PureNet will compete is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require the Company and/or PureNet to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. No assurance can be given that the Company and/or PureNet will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

GOVERNMENT REGULATION. Few existing laws or regulations specifically apply to the internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries may apply to the Company's business. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with the Company's intended business.

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

CUMULATIVE VOTING AND PRE-EMPTIVE RIGHTS. There are no pre- emptive rights in connection with the Company's Common Stock. Therefore, in the event the Company issues shares of stock in connection with any financing activities or other transactions, current shareholders of the Company will be diluted in their percentage ownership of the Company. Cumulative voting in the election of directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock will be able to elect all of the Company's Board of Directors and control the Company's policies.

POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one- year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

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


                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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


Period                                    Bid  Prices

Fiscal year ended July 31, 2004:        High     Low

Aug. 1, 2003 to Oct. 31, 2003           0.56     0.19
Nov. 1, 2003 to Jan. 31, 2004           0.44     0.13
Feb. 1, 2004 to April 30, 2004          0.30     0.14
May 1, 2004 to July 31, 2004            0.23     0.06

Fiscal year ended July 31, 2005:        High     Low

Aug. 1, 2004 to Oct. 31, 2004           0.125    0.06
Nov. 1, 2004 to Jan. 31, 2005           0.18     0.06
Feb. 1, 2005 to April 30, 2005          0.215    0.09
May 1, 2005 to July 31, 2005            0.26     0.10


As of the July 31, 2005, there were approximately 2,700 record holders of the Company's Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

                  Recent Sales of Unregistered Securities

In September 2000, the Company issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit Canada, in exchange for all of the previously issued and outstanding common shares of Orbit Canada, as a result of which Orbit Canada became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. As of the end of fiscal 2005, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

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

During fiscal 2005, the Company issued 50,000 shares of Common Stock to one person for consulting services and issued 400,000 shares of Common Stock to eight person for an aggregate cash consideration of $48,872.

In addition, during fiscal 2005, the Company issued 15,000,000 shares of Common Stock to acquire the assets of PureNet.

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

Results of Operations

The Company reported no revenue from operations for the fiscal years ended July 31, 2005 and July 31, 2004. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a foregiveness of debt during the fiscal year ended July 31, 2005. This amount has been disclosed in the statements of operations as Foregiveness of Debt.

Expenses were $233,000 for the year ended July 31, 2005 and were comprised primarily of costs associated with administrative expenses as well as legal, accounting and consulting services. This compares with a net expenses of $354,000 for the year ended July 31, 2004 comprised primarily of costs associated with communications services, administrative expenses and legal and accounting.

For the fiscal year ended July 31, 2004, the Company had sold its remaining capital assets, realizing $65,000 and recorded a loss on the sale of these assets of approximately $40,000. During 2005, the Company was able to reduce an amount owing to a shareholder by virtue of equipment the shareholder received in the prior year. This resulted in a gain from the disposal of assets in the year of $48,000. The Company now owns no capital assets.

For the year ended July 31, 2005, the Company had a net loss of $763,000 compared with a net loss of $402,000 for the year ended July 31, 2004. This change is primarily due to the expenses mentioned above, the expensing of the PureNet costs of $1,800,000 and the foregiveness of debt of $1,225,000 (also described above) included in fiscal 2005 compared to the net expense incurred in fiscal 2004.

Liquidity and Capital Resources

On July 31, 2005, the Company had $12,000 in cash, compared to just under $200 in cash at the end of the previous fiscal year. The Company had a working capital deficit of approximately $339,000 at the end of fiscal 2005, compared to a working capital deficit of approximately $1,521,000 in the previous year.

Cash used in operating activities was approximately $131,000 for the year ended July 31, 2005 which was primarily the result of a net loss of approximately $763,000 for the period offset by an reduction in accounts payable and accrued liabilities of approximately $1,194,000 and the effect on cash for having paid for services and the IPTV assets by the issuance of shares of Common Stock.

For the year ended July 31, 2005, the Company obtained net cash of approximately $123,000 from financing activities, primarily from monies received from shareholders and related parties of approximately $117,000.

For the year ended July 31, 2005, the effect of exchange rate charges on cash was an approximate positive $20,000.

At July 31, 2005, the amount due to shareholders and related party loans was approximately $209,000 compared to approximately $183,000 at July 31, 2004. The loans outstanding bear interest at rates between 9% and 15% per annum and are due on demand after June 2002.

As a result of the Company's recurring losses and deficiency in working capital, the Company's independent auditor's report, dated November 4, 2005, for the year ended July 31, 2005, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

Prior to the quarter ended April 30, 2005, the Company began to explore becoming involved in the development and provisioning of Internet Protocol
TV ("IPTV").   In this regard, the Company became  involved in on going
discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

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

Significant Accounting Policies

Our discussion and analysis of the Company's financial condition and results of operations are based upon our financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 1 to the financial statements included elsewhere herein. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the financial statements.

Foreign Currency Translation - Our financial statements are stated in United States dollars, "the reporting currency". Our transactions have been recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars to United States dollars amounts have been made at the period end exchange rates for the balance sheet items and the average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments to reporting currency are included in equity.

Revenue Recognition - We provide communication services and recognize revenue when services are provided. Consulting fees are recognized as the services are provided.

Capital Assets - Capital assets are recorded at cost less accumulated amortization. Amortization is based on the estimated useful life of the asset as follows:

       Computer equipment                 30%  declining balance basis
       Furniture and fixtures             20%  declining balance basis
       Network communications equipment   20%  declining balance basis

Impairment of Assets - We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assesses impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. During the year, we have deemed that impairment in the value of its network equipment has occurred. Accordingly the network equipment has been written down to its fair value based on its estimated net recoverable amount from sale.

Income Taxes - We account for income taxes under the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards Board. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), amends SFAS 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements.

In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending .after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we will be adopting SFAS 123R effective July 1, 2005.

As such, effective with the Company's fiscal quarter ending October 31, 2005, SFAS 123R will eliminate the Company's ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the financial statements.

SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"), was issued in December 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), provides the basic principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 includes certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring on or after July 1, 2005. The adoption of this standard does not have an effect on the Company's financial statements.


Item 7. Financial Statements.

See the Financial Statements annexed to this report.

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

Item 8B.  Other Information.

None.




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


                           Present Position     Year First Became
Name                  Age  and Office           a Director

Douglas C. Lloyd      53   President and              2000
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

Item 10. Executive Compensation.

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended July 31, 2005, 2004 and 2003, of those persons who were, at July 31, 2005, (i) the chief executive officer and
(ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):



                        Summary Compensation Table

                                  Annual
                               Compensation


Name and Principal           Fiscal
Position                     Year       Salary      Bonus
Douglas C. Lloyd             2005       $0          $0
President and Chief          2004       $0          $0
Executive officer            2003       $0          $0






                              Long-Term
                              Compensation

                              Shares
Name and Principal  Fiscal    Underlying     All Other
Position            Year      Options        Compensation

Douglas C. Lloyd    2005       0              $0
President and Chief 2004       0              $0
Executive Officer   2003       1,250,000 (1)  $0


(1) Such stock options were cancelled subsequent to fiscal 2003.

Stock Options Granted and Exercised in Fiscal 2005

There were no stock options granted or exercised in fiscal 2005. At the present time, there are no outstanding stock options.

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

As of July 31, 2003 options to acquire 3,300,000 shares of Common Stock had been granted under the 2003 Plan. Subsequent to the fiscal year ended July 31, 2003, options to acquire these 3,300,000 shares were terminated and the 2003 Plan was cancelled.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2005, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:


                           Amount and Nature of       Percent
Name                       Beneficial Ownership       of Class

PureNet.TV Canada Inc.         15,000,000             39.7%
Douglas C. Lloyd(1)*           15,300,000             40.5%
Orbit Reorganization
Facilitator Inc.                3,255,000              8.6%

All Executive Officers
and Directors as a Group       15,300,000             40.5%

_______________________

* Indicates a Director of the Company. His address is 14845 Yonge Street, Aurora, Ontario, Canada
     L4G 6H8.

(1)  Includes  15,000,000 shares owned  by  PureNet.TV
     Canada Inc. which shares Mr. Lloyd may be deemed to beneficially own.


Item 12. Certain Relationships and Related Transactions.

During fiscal 2002 and 2003, the Company borrowed funds from the wife of Mr. Lloyd which loans bear interest at 10% per annum, calculated and payable monthly and which is due on demand. At July 31, 2005, the amount due was $25,027.

See "Introduction" under Part I, Item 1 "Description of Business" for information on the transaction effected with PureNet in which the Company acquired the assets of PureNet in exchange for 15,000,000 restricted shares of Common Stock. Douglas C. Lloyd, the Company's President, Chief Executive Officer and a director, is the President, a director and shareholder of PureNet.


Item 13. Exhibits.

(a) Exhibits.

2.1 Agreement and Plan of Reorganization dated August 3, 2000 by and between New Hilarity, Inc. and Orbit Canada Inc.(1)
3.1 Articles of Incorporation.(3)
3.2 Certificate of Change in Number of Authorized Shares of New Hilarity, Inc. (filed August 31, 2000).(1)
3.3 Certificate of Amendment to Certificate of Incorporation (filed April 31, 2001).(2)
3.4 Bylaws.(3)
4.1 2003 Non-Qualified Stock Option Plan.(5)
10.1 Operating Agreement of Phoenix TelNet, LLC dated Octber 1, 2002.(4)
10.2 Contribution Agreement between Orbit E-Commerce, Inc. and Phoenix TelNet, LLC dated October 1, 2002.(4)
10.3 Asset Acquisition between Orbit E-Commerce, Inc. and PureNet.TV Canada Inc. dated as of December 28, 2004(6)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d- 14 of the Exchange
Act)
31.2 Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
99.1 Form of Warrants issued to Warrant Holders of Orbit Canada Inc.(1)
99.2 Exchangeable Share Support Agreement between New Hilarity, Inc. and Orbit Canada Inc.(2)

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

(6) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 28, 2004, and incorporated by reference herein.


Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended July 31, 2005 and July 31, 2004:


                       Fiscal 2005       Fiscal 2004
Fee Category           Fees              Fees

Audit Fees             $41,500           $27,000
Audit Related Fees     $0                $0
Tax Fees               $0                $0
All Other Fees         $0                $0

Total Fees             $41,500           $41,500


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


                                     Dated:  November 21, 2005




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

                               Signature
Title                                                           Date



/s/ Douglas C. Lloyd     President, Chief Executive        November 21, 2005
Douglas C. Lloyd         Officer, Chairman of the
                         Board and Director
                         (Principal Executive Officer
                         and Principal Financial Officer)








REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Orbit E-Commerce, Inc.

We have audited the accompanying consolidated balance sheet of Orbit E-Commerce, Inc. and Subsidiaries as of July 31, 2005 and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the years in the two year period ended July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit E-Commerce, Inc. and Subsidiaries at July 31, 2005 and and the results of its' operations and its cash flows for each of the years in the two year period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Orbit E-Commerce, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 11, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kempisty & Company
Certified Public Accountants PC

New York, New York
November 4, 2005


==========================================================================================
                                                                    ORBIT E-COMMERCE, INC.
                                                                             Balance Sheet

                                                                                   July 31
                                                                                      2005
------------------------------------------------------------------------------------------
Assets

Current
  Cash and cash equivalents                                                   $     12,321
                                                                              ------------

  Total current assets                                                              12,321

Investment in IPTV Assets (Note 2)                                                       -

Phoenix Telnet LLC Joint Venture (Note 3)                                                -
                                                                              ------------

Total assets                                                                  $     12,321
==========================================================================================

Liabilities and Shareholders' Deficit

Current
  Accounts payable                                                            $    102,743
  Accrued liabilities                                                               39,999
  Due to related party (Note 6)                                                     25,027
  Due to shareholders (Note 5)                                                     184,043
                                                                              ------------

  Total current liabilities                                                        351,812
                                                                              ------------

Shareholders' Deficit
  Common stock ($0.005 par value): Authorized: 98,000,000 shares Issued:
      37,739,324 at July 31, 2005                                                  188,697
  Preferred stock ($0.005 par value): Authorized: 2,000,000 shares
      Issued: no shares issued at July 31,  2005                                         -
  Capital in excess of par value                                                 9,830,392
  Cumulative translation adjustment                                               (194,250)
  Accumulated deficit                                                          (10,164,330)
                                                                              -------------

                                                                                  (339,491)
                                                                              -------------

Total liabilities and shareholders' deficit                                   $     12,321
===========================================================================================


                       See Notes to Financial Statements.

====================================================================================================================================
                                                                                                              ORBIT E-COMMERCE, INC.
                                                                                      Statements of Changes in Shareholders' Deficit
July 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Capital in                     Other
                                       Exchangeable    Common      Paid up     Excess of    Accumulated  Comprehensive
                                          Shares       Shares       Amount     Par value      Deficit         Loss          Total
                                       ---------------------------------------------------------------------------------------------
Balance, July 31, 2003                    350,597    21,208,324  $   106,042  $ 7,914,175   $(8,999,313)  $  (172,558)  $(1,151,654)

For the year from August 1, 2003 to
July 31, 2004
  Shares exchanged                        (53,000)       53,000          265         (265)            -             -             -
  Shares issued for legal services              -       300,000        1,500       73,500             -             -        75,000
 Foreign currency translation adjustment        -             -            -            -             -       (42,117)      (42,117)
 Loss for the year ended July 31, 2004          -             -            -            -      (401,853)            -      (401,853)
                                       ---------------------------------------------------------------------------------------------

Balance, July 31, 2004                    297,597    21,561,324  $   107,807  $ 7,987,410   $(9,401,166)  $  (214,675)  $(1,520,624)

For the year from August 1, 2004 to
July 31, 2005
  Shares exchanged                        (28,000)       28,000          140         (140)            -             -             -
  Shares issued for legal and accounting
   services                                     -       750,000        3,750       71,250             -             -        75,000
  Shares issued for IPTV assets                 -    15,000,000       75,000    1,725,000             -             -     1,800,000
  Shares issued for cash                        -       400,000        2,000       46,872             -             -        48,872
 Foreign currency translation adjustment        -             -            -            -             -        20,425        20,425
 Income for the year ended July 31, 2005        -             -            -            -      (763,164)            -      (763,164)
                                       ---------------------------------------------------------------------------------------------

Balance, July 31, 2005                    269,597    37,739,324      188,697    9,830,392   (10,164,330)     (194,250)     (339,491)
                                       =============================================================================================


                        See Notes to Financial Statements

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                         Statement of Operations

                                                        July 31          July 31
                                                           2005            2004
--------------------------------------------------------------------------------

Revenue
  Long distance services                           $          -    $          -
                                                   -----------------------------

Expenses
  Cost of communication services                              -         110,457
  PureNet.TV Development cost (Note 2)                1,800,000               -
  Selling, general and administrative                   233,372         243,278
                                                   -----------------------------

                                                      2,033,372         353,735

Loss from operations                                 (2,033,372)       (353,735)

Other income and expenses
  Interest expense                                       (3,643)         (8,112)
  Foregiveness of debt                                1,224,985               -
  Gain (Loss) on disposal of capital assets              48,866         (40,006)
                                                   -----------------------------

Net loss                                               (763,164)       (401,853)
                                                   -----------------------------

Other comprehensive income (loss)
  Foreign currency translation adjustment                20,425         (42,117)
                                                   -----------------------------

Net comprehensive loss                                 (742,739)       (443,970)
================================================================================

Net loss per common share                          $      (0.02)   $      (0.02)
================================================================================

Weighted average shares outstanding                  31,211,135      21,454,475
================================================================================


                       See Notes to Financial Statements.

=======================================================================================================
                                                                                 ORBIT E-COMMERCE, INC.
                                                                                Statement of Cash Flows

                                                                                 July 31        July 31
                                                                                    2005           2004
-------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities
  Net income (loss) for the year                                             $  (763,164)  $  (401,853)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Shares issued for services                                                  75,000        75,000
      Shares issued for IPTV assets                                            1,800,000             -
      Write down (up) of and loss on disposal of assets                          (48,866)       40,006
      Debt foregiven in year                                                  (1,224,985)            -
      Changes in assets and liabilities relating
        to operations
         Accounts payable and accrued liabilities                                 30,737       243,719
                                                                             --------------------------

                                                                                (131,278)      (43,128)
                                                                             --------------------------

Investment activities
  Proceeds on disposal of capital assets                                               -        65,198
                                                                             --------------------------

Financial activities
  Advances from shareholders                                                      68,535        17,775
  Proceeds from capital shares issued                                             48,872             -
  Payments to related parties                                                    (43,274)       (2,242)
  Advances from related parties                                                   48,866         3,768
                                                                             --------------------------

                                                                                 122,999        19,301
                                                                             --------------------------

Effect of exchange rate changes on cash                                           20,425       (42,117)
                                                                             --------------------------

Increase (decrease) in cash                                                       12,146          (746)

Cash, beginning of year                                                              175           921
                                                                             --------------------------

Cash, end of year                                                            $    12,321   $       175
=======================================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
      Interest                                                               $         -   $         -
      Income taxes                                                           $         -   $         -
  Non cash transactions:
      750,000 shares common stock issued for services (2004 - 300,000)       $    75,000   $    75,000
      15,000,000 shares common stock issued for IPTV assets                  $ 1,800,000   $         -
=======================================================================================================

                       See Notes to Financial Statements.




                                            ORBIT E-COMMERCE, INC.
                                     Notes to Financial Statements
                                                     July 31, 2005


1.ORGANIZATION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  a.    Nature of Business

    New Hilarity, Inc. a corporation organized under the laws of the State of Nevada changed its name to Orbit E-Commerce, Inc. ("OECI" or the "Company"). The Company during 2001 changed its business indirectly through the acquisition of a Canadian subsidiary Orbit Canada Inc. ("Orbit") (Note 4). Orbit was incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. This focus subsequently changed to the development of an American network which was abandoned during fiscal 2004. (see Note 4)

    The Company's Canadian subsidiary filed for bankruptcy on October
    8, 2004.

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

  d.    Revenue Recognition
    The Company provides communication services and recognizes revenue when services are provided. Consulting fees are recognized as the services are provided.

  e.    Capital Assets
    Capital assets are recorded at cost less accumulated amortization. Amortization is based on the estimated useful life of the asset as follows:
       Computer equipment        30%  declining balance basis
       Furniture and fixtures    20%  declining balance basis
       Network communications equipment   20%  declining balance basis

  f.    Impairment of Assets
    Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. During the year, management has deemed that impairment in the value of its network equipment has occurred. Accordingly the network equipment has been written down to its fair value based on its estimated net recoverable amount from sale.

  g.    Income Taxes
    The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards Board ("FASB"). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  h.    Fair Values
    The carrying amounts of financial instruments of the Company approximate fair value because of their short maturity.




                                            ORBIT E-COMMERCE, INC.
                                     Notes to Financial Statements
                                                     July 31, 2005



1.ORGANIZATION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

  i.    Comprehensive income
    In June 1997, the FASB issued SFAS No. 130, "Reporting
    Comprehensive Income", which was adopted by the Company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

  j.    Stock Based Compensation
    The Company accounts for employee and director stock options under APB Opinion No. 25 under which no compensation cost is recognized when the exercise price equals or exceeds the fair value at the date of grant. Since no stock options were granted with an exercise price less than fair value no compensation was recorded.

    The Company accounts for stock options issued to directors and others for consulting services under FAS 123. An expense is recorded based on the fair value at the date of grant.

  k.    Recently Issued Accounting Standards
    Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), amends SFAS 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements.

    In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending .after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

    On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we will be adopting SFAS 123R effective July 1, 2005.

    As such, effective with the Company's fiscal quarter ending October 31, 2005, SFAS 123R will eliminate the Company's ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the financial statements.

    SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"), was issued in December 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), provides the basic principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 includes certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring on or after July 1, 2005. The adoption of this standard does not have an effect on the Company's financial statements.



                                            ORBIT E-COMMERCE, INC.
                                     Notes to Financial Statements
                                                     July 31, 2005


2.EXPENSING OF IPTV ASSETS

  On December 29, 2004 the Company entered into an agreement with PureNet.TV Canada Inc. ("Purenet") to acquire 100% of Purenet's Internet Protocol TV ("IPTV") technology assets. The agreement closed on January 5, 2005. As consideration, the Company issued from treasury 15,000,000 common shares to Purenet. The investment in the IPTV assets had been recorded in these financial statements at the closing market price of the Company's common shares on the date of acquisition.

  Management has reviewed the value placed by the company on the IPTV assets acquired and is of the opinion there has been no impairment in this value. A detailed business plan is in place using the IPTV assets to implement on IPTV business for the Company. This plan, if achieved, supports the value placed on these IPTV assets. For accounting purposes, these assets are expensed as IPTV development cost.


3.JOINT VENTURE

  On October 1, 2002 agreements were signed between Orbit E-Commerce ("OECI") and GAN and Associates Inc. ("GAN"), a privately held company, to form and operate an American based company called, Phoenix Telnet, LLC. ("Phoenix") to offer VoIP and other data and long distance services in the United States. Phoenix is owned 51% and 49% by GAN and OECI respectively. OECI is contributing its extensive management experience, intellectual property, automated administrative systems, and communication industry knowledge to the venture with particular reference to its recent technically successful test launch of VoIP and dial-up Internet access services in major cities across Canada. GAN will lease to Phoenix the initial network capital assets required to launch the proposed services as well as provide adequate working capital to complete the initial build-out of the network infrastructure and its administration in twenty four (24) major urban centres in the United States, encompassing a population in excess of 75 million. The amount of GAN's financial contribution to this venture is up to US$3 million. The Company has not recorded a loss in excess of its' investment in the joint venture. During fiscal 2004 the Company abandoned this line of business


4.BUSINESS ACQUISITION OF ORBIT CANADA INC. ("ORBIT")

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

  Prior to the Company's acquisition of Orbit, the Company had no significant operations. This transaction was equivalent to the issuance of stock by OECI for the net assets of the Company of $63,117 cash, accompanied by a recapitalization. The Company's assets were recorded at the carryover basis and no goodwill was recorded from the transaction. The Company's historical financial statements are a continuation of the financial statements of Orbit. The number and class of outstanding shares reported on July 31, 2005 are those of OECI.

  Orbit filed for bankruptcy on October 8, 2004 to seek foregiveness of $1,224,985 of debt. The Trustee in Bankruptcy convened a creditors meeting on October 28, 2004 at which time no creditor contested the proposal and the Company recorded the debt foregiveness as other income


5.DUE TO SHAREHOLDERS

  The amounts due to shareholders include $184,043 and $115,508 for the years ended July 31, 2005 and July 31, 2004 respectively, are non-interest bearing and have no specific terms of repayment.


6.DUE TO RELATED PARTY

  The amount due to a person related to a director and officer of the Company, is a loan bearing interest at 10% per annum, calculated and payable monthly and due on demand. The loan had been secured by certain network communication equipment.





                                            ORBIT E-COMMERCE, INC.
                                     Notes to Financial Statements
                                                     July 31, 2005



7.SHARE CAPITAL


   Authorized                                              Outstanding
                                                     July 31,      July 31,
                                                        2005          2004

 2,120,497  Non-voting retractable exchangeable share    269,597     297,597
 Unlimited  Non-voting First Preference share            nil          nil
 2,000,000  Preferred Stock par value $0.005             nil          nil
98,000,000  Common shares par value $0.005            37,739,324  21,561,324

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

  During 2005 and 2004, the Company issued 750,000 and 300,000 common shares, respectively, for services and recognized $75,000 and $75,000, respectively, for expense based on the market price of the underlying shares.

  During 2005 and 2004, the Company issued 28,000 and 53,000 common shares, respectively, in exchange for an equal amount of non-voting exchangeable shares.

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

  Summarized information relative to the Company's stock option plan is as follows:

                                                Number of Shares Average Price
             Granted January 3, 2003               3,300,000      $0.30
     Outstanding at January 31, 2003               3,300,000      $0.30
               Cancelled during 2004              (3,300,000)    ($0.30)
        Outstanding at July 31, 2005                     Nil        Nil

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


8.LOSS PER COMMON SHARE

  Loss per common share is calculated as the loss for the period divided by the weighted average number of shares of the Company's common stock. Exchangeable shares are considered common stock outstanding for purposes of this calculation.



                                            ORBIT E-COMMERCE, INC.
                                     Notes to Financial Statements
                                                     July 31, 2005


9.INCOME TAXES

  The Company has provided a full valuation allowance against deferred tax assets at July 31, 2005 and 2004, due to uncertainties in the Company's ability to utilize its net operating losses. A reconciliation between income taxes provided at actual rates and at the basic rates of 39% and 42% for years ended July 31, 2005 and July 31, 2004 respectively, for federal and provincial taxes is as follows:

                                                        July       July
                                                        2005       2004

            Taxes at statutory rates               $  -       $  -
                Permanent difference                  -          -
                 Valuation allowance                  -          -

                                                   $  -       $  -


  The significant components of the Company's future tax asset are summarized as follows:

                                                        July       July
                                                        2005       2004

                 Loss carry forwards               $  -       $  -
         Loss carry forwards applied                  -          -
                      Capital assets                  -          -

                                                      -          -
                 Valuation allowance                  -          -

                                                   $  -       $  -


  The right to claim the loss carry forwards of approximately
  $6,500,000 expired with the bankruptcy filing.


10.    LEGAL PROCEEDINGS

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



                                            ORBIT E-COMMERCE, INC.
                                     Notes to Financial Statements
                                                     July 31, 2005


10.    LEGAL PROCEEDINGS (Continued)

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


11.    GOING CONCERN

  The financial statements have been prepared with the assumption that, on a going concern basis, the company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated net losses since inception of $10,164,330 and as at July 31, 2005, has a working capital deficiency of $339,491. In June 2002 a decision was made to temporarily suspend OECI's presence in Canada and concentrate on its expansion into the United States because of the much larger market opportunity and advantages of economies of scale. The continued operations of the Company are dependent upon the Company's ability to obtain long-term financing and the successful launch of the American operations. Company management is continuing to seek long-term financing using either equity or debt or a combination thereof.