Form 10QSB
period 2005-10-31
ORBIT E COMMERCE INC
filed 2006-01-19
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


       (X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2005

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

                        Yes     X           No



   Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                        Yes     X           No




   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   37,839,324 shares of Common Stock with par value of $0.005 were outstanding as of October 31, 2005.

                     Part I. FINANCIAL INFORMATION

                    INDEX TO FINANCIAL INFORMATION






Period Ended October 31, 2005

                                                                 PAGE

 Item 1. Financial Statements                                      4

   Balance Sheets                                                  4
   Statements of Changes in Stockholders' Equity                   5
   Statements of Operations                                        6
   Statement of Cash Flows                                         7
   Notes to Financial Statements                                   8

 Item 2. Management's Discussion and Analysis or Plan of
 Operation                                                       9 - 10

 Item 3. Controls and Procedures                                   10


Part II. OTHER INFORMATION                                         11

 Item 1. Legal Proceedings                                         11

 Item 2. Unregistered Sales of Equity Securities and Use
 of Proceeds                                                       11

 Item 3. Defaults Upon Senior Securities                           11

 Item 4. Submission of Matters to a Vote of
 Security-Holders                                                  11

 Item 5. Other Information                                         11

 Item 6. Exhibits                                                  11

                     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The financial statements of Orbit E-Commerce, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2005.


=======================================================================================================
                                                                                 ORBIT E-COMMERCE, INC.
                                                                                         Balance Sheets

                                                                             October 31         July 31
                                                                                   2005            2005
-------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)

Assets
 Current Assets
 Cash and cash equivalents                                                $         727    $     12,321
  Due from shareholders                                                          26,331

Investment in IPTV Assets (Note 4)                                                   --              --

Phoenix Telnet LLC Joint Venture (Note 5)                                            --              --
                                                                           ----------------------------

Total assets                                                               $     27,058    $     12,321
=======================================================================================================

Liabilities and Shareholders' Deficit

Current Liabilities
  Accounts payable                                                         $    111,805    $    102,743
  Accrued liabilities                                                            20,000          39,999
  Due to related parties                                                          6,835          25,027
  Due to shareholders                                                           227,469         184,043
                                                                           ----------------------------

                                                                                366,109         351,812
                                                                           ----------------------------


Shareholders' Deficit
   Preferred stock ($0.005 par value): Authorized: 2,000,000 shares
      Issued: no shares issued at October 31, 2005 and July 31, 2005                 --              --
   Common stock ($0.005 par value): Authorized: 98,000,000 shares Issued:
      37,839,324 at October 31, 2005 (37,739,324 at July 31, 2005)              189,197         188,697
  Additional Paid in Capital                                                  9,839,892       9,830,392
  Cumulative translation adjustment                                            (197,239)       (194,250)
  Accumulated deficit                                                       (10,170,901)    (10,164,330)
                                                                           ----------------------------

                                                                               (339,051)       (339,491)
                                                                           ----------------------------

Total liabilities and shareholders' deficit                                $     27,058    $     12,321
=======================================================================================================

====================================================================================================================================

                                                                                                             Orbit E-Commerce, Inc.
                                                                                       Statement of Changes in Shareholders' Equity
July 31, 2005 (Unaudited October 31, 2005)
------------------------------------------------------------------------------------------------------------------------------------

                                                                              Capital in                      Other
                                    Exchangeable    Common       Paid up      Excess of     Accumulated   Comprehensive
                                       Shares       Shares       Amount       Par value       Deficit         Loss         Total
                                   -------------------------------------------------------------------------------------------------
Balance, July 31, 2003                 350,597    21,208,324  $    106,042  $  7,914,175   $ (8,999,313) $   (172,558) $ (1,151,654)
                                   -------------------------------------------------------------------------------------------------

For the year from August 1, 2003
 to July 31, 2004
  Shares exchanged                     (53,000)       53,000           265          (265)            --            --            --
  Shares issued for legal services                   300,000         1,500        73,500                                     75,000

 Foreign
 currency
 translation
 adjustment                                 --            --            --            --             --       (42,117)      (42,117)
 Loss for the year ended
   July 31, 2004                            --            --            --            --       (401,853)           --      (401,853)

Comprehensive earnings
                                   -------------------------------------------------------------------------------------------------

Balance, July 31, 2004                 297,597    21,561,324  $    107,807  $  7,987,410   $ (9,401,166) $   (214,675) $ (1,520,624)
                                   -------------------------------------------------------------------------------------------------


For the year from August 1, 2004
 to July 31, 2005
  Shares exchanged                     (28,000)       28,000           140          (140)            --            --            --
  Shares issued for legal and
    accounting services                     --       750,000         3,750        71,250             --            --        75,000
  Shares issued for IPTV assets             --    15,000,000        75,000     1,725,000             --            --     1,800,000
  Shares issued for cash                    --       400,000         2,000        46,872             --            --        48,872
 Foreign currency translation
    adjustment                              --            --            --            --             --        20,425        20,425
 Loss for the year ended
    July 31, 2005                           --            --            --            --       (763,164)           --      (763,164)

Comprehensive earnings
                                   -------------------------------------------------------------------------------------------------

Balance, July 31, 2005                 269,597    37,739,324  $    188,697  $  9,830,392   $(10,164,330) $   (194,250) $   (339,491)

For the period from August 1, 2005
 to October 31, 2005
  Shares issued for debt                    --       100,000           500         9,500             --            --        10,000
 Foreign currency translation
   adjustment                               --            --            --            --             --        (2,989)       (2,989)
 Loss for the period ended
   October 31, 2005                         --            --            --            --         (6,571)           --        (6,571)
                                   -------------------------------------------------------------------------------------------------

Balance, October 31, 2005              269,597    37,839,324  $    189,197  $  9,839,892   $(10,170,901) $   (197,239) $   (339,051)
                                   =================================================================================================

                                                          ORBIT E-COMMERCE, INC.
                                                         Statement of Operations
                                                                     (Unaudited)


                                              For the Three       For the Three
                                               Months Ended        Months Ended
                                                 October 31          October 31
                                                       2005                2004
--------------------------------------------------------------------------------

Revenue                                        $         --        $         --
                                            ------------------------------------

Expenses
  Cost of communication services (recovered)             --          (1,017,585)
  Selling, general and administrative
    (recovered)                                       6,280            (146,163)
                                            ------------------------------------

                                                      6,280          (1,163,748)
                                            ------------------------------------

Income (loss) from operations                        (6,280)          1,163,748

Interest expense                                       (291)                 --

                                            ------------------------------------


Net income (loss)                              $     (6,571)       $  1,163,748

  Foreign currency translation                       (2,989)             60,318
                                            ------------------------------------

Net comprehensive income (loss)                $     (9,560)       $  1,224,066
================================================================================

Net income (loss) per common share             $      (0.00)       $       0.05
================================================================================

Weighted average number of shares
         Basic and fully diuted                  37,773,390          21,454,475
================================================================================


                                                                         ORBIT E-COMMERCE, INC.
                                                                        Statement of Cash Flows
                                                                                    (Unaudited)

                                                                  For the Three   For the Three
                                                                   Months Ended    Months Ended
                                                                     October 31      October 31
                                                                           2005            2004
-----------------------------------------------------------------------------------------------

Cash provided by (used in):
Operating activities
  Net income (loss) for the period                                 $     (6,571)   $  1,163,748
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Changes in operating assets and liabilities:
         Increase in Accounts receivables                               (26,331)
         Accounts payable and accrued liabilities                          (938)     (1,237,308)
                                                                   ----------------------------

                                                                        (33,839)        (73,560)
                                                                   ----------------------------

Financing activities
  Advances from related parties                                              --           5,978
  Advances from shareholders                                             43,426           7,343
  Repayment of advance to related parties                               (18,192)             --
                                                                   ----------------------------

                                                                         25,234          13,321
                                                                   ----------------------------

Effect of exchange rate changes on cash                                  (2,989)         60,318
                                                                   ----------------------------

Net change in cash during the period                                    (11,594)             79

Cash, beginning of period                                                12,321             175
                                                                   ----------------------------

Cash, end of period                                                $        727    $        254
===============================================================================================

Supplemental Cash Flow Information
  Cash paid for interest                                           $         --    $         --
  Income taxes (benefits)                                          $         --    $         --
Non cash transactions
  100,000 shares common stock issued for debt                      $     10,000    $         --
===============================================================================================

                                                 ORBIT E-COMMERCE, INC.
                                          Notes to Financial Statements
                                                       October 31, 2005
                                                            (Unaudited)



1.      Basis of Presentation

   The accompanying unaudited interim financial statements of Orbit E-Commerce, Inc. ("Orbit") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Orbit's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.


2. Equity

   Orbit issued 100,000 share of common stock valued at $10,000 for accrued liabilities.

Item 2. Management's Discussion and Analysis or Plan of Operation The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

      Forward-Looking Statements
      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2005. The Company does not intend to update these forward-looking statements.

      Results of Operations
      The Company reported no revenue from operations for the three months ended October 31, 2005 and 2004. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a foregiveness of debt during the three months ended October 31, 2004 of $1,164,000. These amounts had been disclosed in the statements of operations as Foregiveness of Debt.

      For the three months ended October 31, 2005, the Company has a net loss from operations of approximately $6,000 primarily due to administrative expenses and for the three months ended October 31, 2004 the Company had net income from operations of approximately $1,164,000 due primarily to the expense recovery discussed above.

      Liquidity and Capital Resources
      On October 31, 2005, the Company had $727 in cash and a working capital deficit of approximately $339,000. Net cash used by operating activities was $33,839 for the three months ended October 31, 2005 which was a result of a net loss for the period of $6,570 offset by shares issued for services of $10,000 as a non cash item, and by a reduction in accounts payable and accrued liabilities of $10,938.

      For the three months ended October 31, 2005 financing activities from advances from shareholder loans amounted to $43,426, less debt repayments to related parties of $18,192. The effect of exchange rate changes on cash for the period was a positive $3,000.

      At October 31, 2005, the amount due to shareholders and related parties was $234,304 compared to $197,130 for the same period in the previous year.

      The Company's prior independent auditors have issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2005, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2005.

      Prior to the quarter ended October 31, 2005, the Company began to explore becoming involved in the development and provisioning of
      Internet Protocol TV ("IPTV").   In this regard, the Company was
      involved in on going discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

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

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Reference is made to the Company's Form 10-KSB for the year ended July 31, 2005 and the financial statements included therein and in particular to Part I, Item 3 and Note 10 to the financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on litigation involving the Company. In August 2004, management decided it was in the best interest of the Company to agree with the defendant's proposal to drop all claims under the above mentioned legal action. Mutual releases are expected to be executed shortly.

     Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended October 31, 2005, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of October 31, 2005, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

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

                             ORBIT E-COMMERCE, INC.
                             (Registrant)

Dated:    January 18, 2006    By:  /s/ Douglas C. Lloyd
                              Douglas C. Lloyd,
                              President and Chief Executive
                              Officer (Principal Executive
                              Officer and Principal
                              Accounting and Financial Officer)