Form 10QSB
period 2006-01-31
ORBIT E COMMERCE INC
filed 2006-04-13
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


       (X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2006

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

                        Yes     X           No



   Check whether the issuer is filing as a Shell Company:

                        Yes     X           No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   38,538,869 shares of Common Stock with par value of $0.005 were outstanding as of January 31, 2006.

                     Part I. FINANCIAL INFORMATION

                    INDEX TO FINANCIAL INFORMATION






Period Ended January 31, 2006

                                                                 PAGE

 Item 1. Financial Statements                                      3

   Balance Sheets                                                  3
   Statements of Changes in Shareholders' Equity                   4
   Statements of Income                                            5
   Statements of Cash Flows                                        6
   Notes to Financial Statements                                   7

 Item 2. Management's Discussion and Analysis or Plan of
 Operation                                                       8 - 9


Part II. OTHER INFORMATION                                         10

 Item 1. Legal Proceedings                                         10

 Item 2. Unregistered Sales of Equity Securities and Use
 of Proceeds                                                       10

 Item 3. Defaults Upon Senior Securities                           10

 Item 4. Submission of Matters to a Vote of
 Security-Holders                                                  10

 Item 5. Other Information                                         10

 Item 6. Exhibits                                                  10

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

======================================================================================================

                                                                                ORBIT E-COMMERCE, INC.
                                                                                        Balance Sheets

                                                                            January 31         July 31
                                                                                  2006            2005
------------------------------------------------------------------------------------------------------

                                                                           (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                                               $         79    $     12,321
  Due from shareholder                                                          29,610              --
                                                                          ----------------------------

Total assets                                                              $     29,689    $     12,321
======================================================================================================

Liabilities and Shareholders' Deficit

Current liabilities
  Accounts payable                                                        $     38,029    $    102,743
  Accrued liabilities                                                            1,802          39,999
  Due to related parties                                                         6,614          25,027
  Due to shareholders                                                          234,132         184,043
                                                                          ----------------------------

                                                                               280,577         351,812
                                                                          ----------------------------


Shareholders' Deficit
  Common stock ($0.005 par value) Authorized; 98,000,000 shares Issued;
      38,538,869 at January 31, 2006 (37,739,324 at July 31, 2005)             192,695         188,697
  Preferred stock ($0.005 par value) Authorized: 2,000,000 shares
      Issued; no shares issued at January 31, 2006 and July 31, 2005                --              --
  Additional paid in capital                                                 9,902,463       9,830,392
  Cumulative translation adjustment                                           (195,920)       (194,250)
  Accumulated deficit                                                      (10,150,126)    (10,164,330)
                                                                          ----------------------------

                                                                              (250,888)       (339,491)
                                                                          ----------------------------

Total liabilities and shareholders' deficit                               $     29,689    $     12,321
======================================================================================================

                                                                                                    1.

===================================================================================================================================

                                                                                                             Orbit E-Commerce, Inc.
                                                                                       Statement of Changes in Shareholders' Equity
July 31, 2005 (Unaudited January 31, 2006)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                           Additional                       Other
                                   Exchangeable   Common       Paid up       Paid in      Accumulated   Comprehensive
                                      Shares      Shares       Amount        Capital        Deficit          Loss         Total
                                   ------------------------------------------------------------------------------------------------
Balance, July 31, 2003               350,597    21,208,324  $    106,042  $  7,914,175   $ (8,999,313)  $   (172,558)  $ (1,151,654)
                                   ------------------------------------------------------------------------------------------------

For the year from August 1, 2003
 to July 31, 2004
  Shares exchanged                   (53,000)       53,000           265          (265)            --             --             --
  Shares issued for legal services                 300,000         1,500        73,500                                       75,000

 Foreign currency translation
   adjustment                             --            --            --            --             --        (42,117)       (42,117)
 Loss for the year ended
   July 31, 2004                          --            --            --            --       (401,853)            --       (401,853)

Comprehensive earnings
                                   ------------------------------------------------------------------------------------------------

Balance, July 31, 2004               297,597    21,561,324  $    107,807  $  7,987,410   $ (9,401,166)  $   (214,675)  $ (1,520,624)
                                   ------------------------------------------------------------------------------------------------


For the year from August 1, 2004
 to July 31, 2005
  Shares exchanged                   (28,000)       28,000           140          (140)            --             --             --
  Shares issued for legal and
    accounting services                   --       750,000         3,750        71,250             --             --         75,000
  Shares issued for IPTV assets           --    15,000,000        75,000     1,725,000             --             --      1,800,000
  Shares issued for cash                  --       400,000         2,000        46,872             --             --         48,872
 Foreign currency translation
   adjustment                             --            --            --            --             --         20,425         20,425
 Loss for the year ended
   July 31, 2005                          --            --            --            --       (763,164)            --       (763,164)

Comprehensive earnings
                                   ------------------------------------------------------------------------------------------------

Balance, July 31, 2005               269,597    37,739,324  $    188,697  $  9,830,392   $(10,164,330)  $   (194,250)  $   (339,491)

For the period from August 1, 2005
 to January 31, 2006
  Imputed interest on related
    party notes                           --            --            --       (10,381)            --             --        (10,381)
  Shares issued for debt                  --       799,545         3,998        82,452             --             --         86,450
 Foreign currency translation
   adjustment                             --            --            --            --             --         (1,670)        (1,670)
 Income for the period ended
   January 31, 2006                       --            --            --            --         14,204             --         14,204
                                   ------------------------------------------------------------------------------------------------

Balance, January 31, 2006            269,597    38,538,869  $    192,695  $  9,902,463   $(10,150,126)  $   (195,920)  $   (250,888)
                                   ================================================================================================

                                                                                                                                 2.

============================================================================================================

                                                                                      ORBIT E-COMMERCE, INC.
                                                                                         Statement of Income
                                                                                                 (Unaudited)

                                         For the Three       For the Six     For the Three       For the Six
                                          Months Ended      Months Ended      Months Ended      Months Ended
                                            January 31        January 31        January 31        January 31
                                                  2006              2006              2005              2005
------------------------------------------------------------------------------------------------------------

Revenue                                 $           --    $           --    $           --    $           --
                                        --------------------------------------------------------------------


Expenses
  Selling, general and administrative
    (recovered)                                (10,399)           (4,119)           (7,279)           24,958
                                        --------------------------------------------------------------------

                                               (10,399)           (4,119)           (7,279)           24,958
                                        --------------------------------------------------------------------

Income (loss) from operations                   10,399             4,119             7,279           (24,958)

Interest expense                                    --              (296)           (2,884)           (2,884)

Interest income                                 10,381            10,381                --                --

Gain on forgiveness of debt                         --                --            29,000         1,224,985
                                        --------------------------------------------------------------------


Net income                              $       20,780    $       14,204    $       33,395    $    1,197,143

  Foreign currency translation                   1,314            (1,670)          (38,854)           21,464
                                        --------------------------------------------------------------------

Net comprehensive income (loss)         $       22,094    $       12,534    $       (5,459)   $    1,218,607
============================================================================================================

Net income per common share             $           --    $           --    $           --    $         0.05
============================================================================================================

Weighted average number of shares
         Basic and fully diluted            38,477,371        38,139,664        26,126,541        23,886,406
============================================================================================================

                                                                                                          3.

=========================================================================================

                                                                   ORBIT E-COMMERCE, INC.
                                                                  Statement of Cash Flows
                                                                              (Unaudited)

                                                            For the Six       For the Six
                                                           Months Ended      Months Ended
                                                             January 31        January 31
                                                                   2006              2005
-----------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities
  Net income for the period                              $       14,204    $    1,197,143
  Adjustments to reconcile net income to net cash used
      by operating activities:
      Gain on foregiveness of debt                                   --        (1,224,985)
      Imputed interest on related party notes                   (10,381)               --
      Changes in operating assets and liabilities:
         Accounts receivable                                    (29,610)               --
         Accounts payable and accrued liabilities               (16,461)          (79,631)
                                                         --------------------------------

                                                                (42,248)         (107,473)
                                                         --------------------------------

Financing activities
  Advances from related parties                                      --             6,538
  Advances from shareholders                                     50,089            79,854
  Repayment of advance to related parties                       (18,413)               --
                                                         --------------------------------

                                                                 31,676            86,392
                                                         --------------------------------

Effect of exchange rate changes on cash                          (1,670)           21,464
                                                         --------------------------------

Net change in cash during the period                            (12,242)              383

Cash, beginning of period                                        12,321               175
                                                         --------------------------------

Cash, end of period                                      $           79    $          558
=========================================================================================

Supplemental Cash Flow Information
  Cash paid for interest                                 $           --    $           --
  Cash paid for Income taxes                             $           --    $           --
Non-cash transactions
  Common stock issued for debt                           $       86,450    $           --
=========================================================================================

                                                                                       4.

1. Basis of Presentation

   The accompanying unaudited interim financial statements of Orbit E-Commerce, Inc. ("Orbit") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Orbit's July 31, 2005 Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.


2. Equity

   During the six months ended January 31, 2006 the Company issued 799,545 shares of common stock valued at 86,450 for accrued liabilities.

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

      Results of Operations

      The Company reported no revenue from operations for the three and six months ended January 31, 2006 and 2005. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business").. Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a foregiveness of debt during the six months ended January 31, 2005 of $1,224,000. These amounts had been disclosed in the statements of operations as Foregiveness of Debt.

      For the three months ended January 31, 2006, the Company has net income from operations of approximately $20,800 primarily due to administrative expense recoveries and the inclusion of imputed interest on related party notes and for the six months ended January 31, 2006 the Company had net income from operations of approximately $14,000 due primarily to the expense recovery and imputed interest on related party notes discussed above.

      Liquidity and Capital Resources

      On January 31, 2006, the Company had less than $100 in cash and a working capital deficit of approximately $250,000. Net cash used by operating activities was approximately $42,000 for the six months ended January 31, 2006 which was a result of net income for the period of approximately $14,000 offset by the imputed interest added back, an increase in accounts receivable of approximately $29,000, and by a reduction in accounts payable and accrued liabilities of approximately $16,000.

      For the six months ended January 31, 2006 financing activities from advances from shareholder loans amounted to approximately $50,000, less debt repayments to related parties of approximately $18,000. The effect of exchange rate changes on cash for the period was approximately negative $1,700.

      At January 31, 2006, the amount due to shareholders and related parties was approximately $240,000 compared to approximately $290,000 for the same period in the previous year.

      The Company's prior independent auditors had issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2005, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2005.

      Prior to the quarter ended January 31, 2006, the Company began to explore becoming involved in the development and provisioning of
      Internet Protocol TV ("IPTV").   In this regard, the Company was
      involved in on going discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended January 31, 2006, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of January 31, 2006, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

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

                        ORBIT E-COMMERCE, INC.
                             (Registrant)

Dated: April 10, 2006   By:   /s/ Douglas C. Lloyd
                        Douglas C. Lloyd,
                        President and Chief Executive
                        Officer (Principal Executive
                        Officer and Principal
                        Accounting and Financial Officer)