Form 10QSB
period 2006-04-30
ORBIT E COMMERCE INC
filed 2006-06-19
CIK 71391

.


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


       (X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2006

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

                        Yes     X           No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   38,538,869 shares of Common Stock with par value of $0.005 were outstanding as of April 30, 2006.

                     Part I. FINANCIAL INFORMATION

                    INDEX TO FINANCIAL INFORMATION






Period Ended April 30, 2006

                                                                 PAGE

 Item 1. Financial Statements

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


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

=======================================================================================

                                                                 ORBIT E-COMMERCE, INC.
                                                                         Balance Sheets

                                                               April 30         July 31
                                                                   2006            2005
---------------------------------------------------------------------------------------
                                                            (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                                $      1,345    $     12,321
  Due from shareholder                                           30,913              --
  Due from related parties                                        5,491              --
                                                           ----------------------------
Total assets                                               $     37,749    $     12,321
=======================================================================================

Liabilities and Shareholders' Deficit

Current liabilities
  Accounts payable                                         $     48,261    $    102,743
  Accrued liabilities                                             1,809          39,999
  Due to related parties                                            716          25,027
  Due to shareholders                                           272,761         184,043
                                                           ----------------------------

                                                                323,547         351,812
                                                           ----------------------------

Shareholders' Deficit
  Common stock ($0.005 par value) Authorized: 98,000,000
     shares; Issued 38,538,869 shares at April 30, 2006
     (37,739,324 shares at July 31, 2005)                       192,695         188,697
  Preferred stock ($0.005 par value) Authorized:
     2,000,000 shares; No shares issued at April 30,
     2006 and July 31, 2005                                          --              --
  Additional paid in capital                                  9,893,270       9,830,392
  Cumulative translation adjustment                            (201,945)       (194,250)
  Accumulated deficit                                       (10,169,818)    (10,164,330)
                                                           ----------------------------

                                                               (285,798)       (339,491)
                                                           ----------------------------

Total liabilities and shareholders' deficit                $     37,749    $     12,321
=======================================================================================


===================================================================================================================================
                                                                                                             Orbit E-Commerce, Inc.
                                                                                      Statements of Changes in Shareholders' Equity

July 31, 2005 (Unaudited April 30, 2006)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additional                       Other
                                    Exchangeable    Common       Paid up     Paid in       Accumulated   Comprehensive
                                       Shares       Shares       Amount      Capital         Deficit         Loss          Total
                                    -----------------------------------------------------------------------------------------------
Balance, July 31, 2003                 350,597    21,208,324   $ 106,042   $ 7,914,175    $ (8,999,313)   $ (172,558)   $(1,151,654)

For the year from
  August 1, 2003 to July 31, 2004
   Shares exchanged                    (53,000)       53,000         265          (265)             --            --             --
   Shares issued for legal services         --       300,000       1,500        73,500                                       75,000
  Foreign currency translation
   adjustment                               --            --          --            --              --       (42,117)       (42,117)
  Loss for the year ended
   July 31, 2004                            --            --          --            --        (401,853)           --       (401,853)

Comprehensive earnings
                                    -----------------------------------------------------------------------------------------------
Balance, July 31, 2004                 297,597    21,561,324   $ 107,807   $ 7,987,410    $ (9,401,166)   $ (214,675)   $(1,520,624)
                                    -----------------------------------------------------------------------------------------------

For the year from
  August 1, 2004 to July 31, 2005
   Shares exchanged                    (28,000)       28,000         140          (140)             --            --             --
   Shares issued for legal and
     accounting services                    --       750,000       3,750        71,250              --            --         75,000
   Shares issued for IPTV assets            --    15,000,000      75,000     1,725,000              --            --      1,800,000
   Shares issued for cash                   --       400,000       2,000        46,872              --            --         48,872
  Foreign currency translation
   adjustment                               --            --          --            --              --        20,425         20,425
  Loss for the year ended
   July 31, 2005                            --            --          --            --        (763,164)           --       (763,164)

Comprehensive earnings
                                    -----------------------------------------------------------------------------------------------
Balance, July 31, 2005                 269,597    37,739,324   $ 188,697   $ 9,830,392    $(10,164,330)   $ (194,250)   $  (339,491)

For the period from
  August 1, 2005 to April 30, 2006
   Imputed interest on related
    party notes                             --            --          --       (19,574)             --            --        (19,574)
   Shares issued for debt                   --       799,545       3,998        82,452              --            --         86,450
  Foreign currency translation
   adjustment                               --            --          --            --              --        (7,695)        (7,695)
  Income for the period ended
   April 30, 2006                           --            --          --            --          (5,488)           --         (5,488)
                                    -----------------------------------------------------------------------------------------------

Balance, April 30, 2006                269,597    38,538,869   $ 192,695   $ 9,893,270    $(10,169,818)   $ (201,945)   $  (285,798)
                                    ===============================================================================================

===================================================================================================

                                                                             ORBIT E-COMMERCE, INC.
                                                                               Statements of Income
                                                                                        (Unaudited)

                                      For the Three    For the Nine   For the Three    For the Nine
                                       Months Ended    Months Ended    Months Ended    Months Ended
                                           April 30        April 30        April 30        April 30
                                               2006            2006            2005            2005
---------------------------------------------------------------------------------------------------
Revenue                                $         --    $         --    $         --    $         --
                                       ------------------------------------------------------------

Expenses
  Selling, general and
     administrative
     (recovered)                             28,878          24,762           4,881          29,839
                                       ------------------------------------------------------------
                                             28,878          24,762           4,881          29,839
                                       ------------------------------------------------------------
Income (loss) from operations               (28,878)        (24,762)         (4,881)        (29,839)

Interest expense                                 (9)           (300)         (1,382)         (4,266)

Interest income                               9,193          19,574              --              --

Gain on forgiveness of debt                      --              --              --       1,224,985
                                       ------------------------------------------------------------

Net income                             $    (19,694)   $     (5,488)   $     (6,263)   $  1,190,880

  Foreign currency translation               (6,031)         (7,695)         10,131          31,595
                                       ------------------------------------------------------------
Net comprehensive income (loss)        $    (25,725)   $    (13,183)   $      3,868    $  1,222,475
===================================================================================================
Net income per common share            $         --    $         --    $         --    $       0.04
===================================================================================================
Weighted average number of shares
        Basic and fully diluted          38,538,869      38,270,286      36,561,324      27,903,236
===================================================================================================


==================================================================================
                                                            ORBIT E-COMMERCE, INC.
                                                           Statement of Cash Flows
                                                                       (Unaudited)

                                                      For the Nine    For the Nine
                                                      Months Ended    Months Ended
                                                          April 30        April 30
                                                              2006            2005
----------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities
  Net income (loss) for the period                    $     (5,488)   $  1,190,880
  Adjustments to reconcile net income to
     net cash used by operating
     activities:
     Gain on foregiveness of debt                               --      (1,224,985)
     Imputed interest on related party notes               (19,574)             --
     Changes in operating assets and liabilities:
        Accounts receivable - shareholder                  (30,913)             --
        Accounts receivable - related party                 (5,491)             --
        Accounts payable and accrued liabilities            (6,222)        (90,299)
                                                      ----------------------------

                                                           (67,688)       (124,404)
                                                      ----------------------------
Financing activities
  Advances from shareholders                                88,718         100,294
  Repayment of advance to related parties                  (24,311)         (5,103)
                                                      ----------------------------

                                                            64,407          95,191
                                                      ----------------------------

Effect of exchange rate changes on cash                     (7,695)         31,595
                                                      ----------------------------

Net change in cash during the period                       (10,976)          2,382

Cash, beginning of period                                   12,321             175
                                                      ----------------------------

Cash, end of period                                   $      1,345    $      2,557
==================================================================================
Supplemental Cash Flow Information
  Cash paid for interest                              $         --    $         --
  Cash paid for Income taxes                          $         --    $         --
Non-cash transactions
  Common stock issued for debt                        $     86,450    $         --
==================================================================================

                                             ORBIT E-COMMERCE, INC.
                                      Notes to Financial Statements
                                                     April 30, 2006
(Unaudited)


1. Basis of Presentation

   The accompanying unaudited interim financial statements of Orbit E-Commerce, Inc. ("Orbit") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Orbit's 2005 Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.


2. Equity

   During the nine months ended April 30, 2006 the Company issued 799,545 shares of common stock valued at 86,450 for accrued liabilities.

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

      Results of Operations

      The Company reported no revenue from operations for the three and nine months ended April 30, 2006 and 2005. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a foregiveness of debt during the nine months ended April 30, 2005 of $1,224,000. These amounts had been disclosed in the statements of operations as Foregiveness of Debt.

      For the three months ended April 30, 2006, the Company has a net loss from operations of approximately $29,000 primarily due to administrative expenses and and the inclusion of imputed interest on related party notes and for the nine months ended April 30, 2006 the Company had a net loss from operations of approximately $25,000 due primarily to the administrative expenses and imputed interest on related party notes.

      Liquidity and Capital Resources

      On April 30, 2006, the Company had approximately $1,300 in cash and a working capital deficit of approximately $286,000. Net cash used by operating activities was approximately $68,000 for the nine months ended April 30, 2006 which was a result of a net loss for the period of approximately $6,000 offset by the imputed interest added back, an increase in accounts receivable from shareholders and related parties of approximately $36,000, and by a reduction in accounts payable and accrued liabilities of approximately $6,000.

      For the nine months ended April 30, 2006 financing activities from advances from shareholder loans amounted to approximately $89,000, less debt repayments to related parties of approximately $24,000. The effect of exchange rate changes on cash for the period was approximately negative $7,700.

      At April 30, 2006, the amount due to shareholders and related parties was approximately $273,000 compared to approximately $209,000 for the same period in the previous year.

      The Company's prior independent auditors had issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2005, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2005.

      Prior to the quarter ended April 30, 2006, the Company began to explore becoming involved in the development and provisioning of
      Internet Protocol TV ("IPTV").   In this regard, the Company was
      involved in on going discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended April 30, 2006, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of April 30, 2006, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

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

                             ORBIT E-COMMERCE, INC.
                             (Registrant)

Dated: June 19, 2006         By: /s/ Douglas C. Lloyd
                             Douglas C. Lloyd,
                             President and Chief Executive
                             Officer (Principal Executive
                             Officer and Principal
                             Accounting and Financial Officer)