Form 10KSB
period 2006-07-31
ORBIT E COMMERCE INC
filed 2006-11-14
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended JULY 31, 2006

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 001-03323

                        ORBIT E-COMMERCE, INC.
         (Exact Name of Small Business Issuer in Its Charter)



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


Issuer's telephone number, including area code:  (905) 751-1499


    Securities registered under Section 12(b) of the Exchange Act:
                                 None

    Securities registered under Section 12(g) of the Exchange Act:
      Common Stock, $.005 par value, 98,000,000 shares authorized


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

As of July 31, 2006, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (23,238,869) was approximately $4,900,000. The number of shares outstanding of the Common Stock ($.005 par value) of the Issuer as of the close of business on July 31, 2006 was 38,538,869.

Documents Incorporated by Reference: None

                        ORBIT E-COMMERCE, INC.

                           TABLE OF CONTENTS



                                PART I
                                                              Page

Item 1.        Description of Business                          3

Item 2.        Description of Property                          8

Item 3.        Legal Proceedings                                8

Item 4.        Submission of Matters to a
               Vote of Security Holders                         9

                                PART II

Item 5.        Market for Common Equity,
               Related Stockholder Matters
               and Small Business Issuer
               Purchases of Equity Securities                   10

Item 6.        Management's Discussion and Analysis or
               Plan of Operation                                12

Item 7.        Financial Statements                             14

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure              14

Item 8A.       Controls and Procedures                          14

Item 8B.       Other Information                                14


                               PART III

Item 9.        Directors, Executive Officers,
               Promoters and Control Persons;
               Compliance with Section 16(a) of
               the Exchange Act                                 15

Item 10.       Executive Compensation                           15

Item 11.       Security Ownership of Certain Beneficial
               Owners and Management and Related
               Stockholder Matters                              17

Item 12.       Certain Relationships and Related Transactions   17

Item 13.       Exhibits                                         17

Item 14.       Principal Accountant Fees and Services           18

               Signatures                                       19

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

PART I.


ITEM 1.     DESCRIPTION OF BUSINESS

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

In October 2004, the Company's wholly-owned subsidiary, Orbit Canada, filed an assignment in bankruptcy in the Town of Aurora, Province of Ontario, Canada. Such bankruptcy was completed with no funds available for distribution to unsecured creditors.

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

Uncertainties and Risk Factors

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company:

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

NEED FOR ADDITIONAL FINANCING. For the year ended July 31, 2006, the Company had a net loss of approximately $130,400 and, at July 31, 2006, had a working capital deficiency of approximately $361,828. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its proposed new business venture. No assurance can be given, however, that the Company will be able to obtain additional financing or that any such business venture will be successful.

NET  LOSSES;  DOUBTFUL  ABILITY TO CONTINUE AS  A  GOING  CONCERN.  The
Company has incurred accumulated net losses since inception of approximately $10,294,730 and requires additional capital to continue operations. As a result, the Company's independent auditor's report, dated November 14, 2006, for the year ended July 31, 2006, states that these conditions raise`` substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company are dependent upon the Company's ability to obtain long-term financing and the successful launch of new operations.

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

LIMITATION  ON  LIABILITY  OF  DIRECTORS.  The  Company's  Articles  of
Incorporation provide that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for conduct as a director, except for the liability of the director for: (i) acts or omissions that involve intentional misconduct or a knowing violation of law by the director; (ii) conduct which violates the Nevada Business Corporation Act, pertaining to unpermitted distributions to stockholders or loans to directors, or (iii) any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. As a result, the rights of the Company and its stockholders to obtain monetary damages for acts or omissions of directors will be more limited than they would be in the absence of such provision. The provision would not apply to a violation of a director's responsibility under the Federal securities laws.

CUMULATIVE VOTING AND PRE-EMPTIVE RIGHTS. There are no pre- emptive rights in connection with the Company's Common Stock. Therefore, in the event the Company issues shares of stock in connection with any financing activities or other transactions, current stockholders of the Company will be diluted in their percentage ownership of the Company. Cumulative voting in the election of directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock will be able to elect all of the Company's Board of Directors and control the Company's policies.

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

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of our Common Stock.

LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES. Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in our Common Stock at optimum prices.

THE OTCBB IS VULNERABLE TO MARKET FRAUD. OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE. OTCBB dealers' spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.


ITEM 2.     DESCRIPTION OF PROPERTY

The Company maintains its office address at 14845 Yonge Street, Aurora,
Ontario,  Canada  L4G  6H8,  on a month  to  month  basis.   Management
believes such arrangements are adequate for its current needs.


ITEM 3.     LEGAL PROCEEDINGS

On September 7, 2001, OECI commenced two actions in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation (the "Conundrum Action"), and the second against Daniel N. Argiros and
J. Gordon McMehen (the "Argiros-McMehen Action"). Mr. Argiros and Mr. McMehen are former officers and directors of OECI.

The Conundrum Action seeks to recover damages against Conundrum Capital corporation (""Conundrum"") for breach of contract in the amount of $347,790 arising out of a Premises Sharing Agreement between OECI and

Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, OECI was obliged to pay Conundrum one-half of the rent and other charges outlined in the lease that had been previously entered into between Conundrum and the landlord for such premises. OECI claims that Conundrum, which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged OECI by at least $347,790. In addition, the Action seeks an accounting of all monies paid by OECI to Conundrum or on Conundrum's behalf. The defendant in this action has filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of $529,462 plus expenses incurred after September 1, 2001.

The Argiros-McMehen Action seeks to recover damages against Mr. Argiros and Mr. McMehen for breach of fiduciary duty by misappropriating funds of OECI and converting same to their own personal use and/or that of other corporations of which they are principals, including Conundrum; and damages in the amount of $54,219, wrongfully misappropriated by Mr. Argiros from OECI and converted to Mr. Argiros' personal use for his own personal gain. Such Action also seeks the return from Mr. Argiros and Mr. McMehen of a total of 1,400,000 shares, representing the shares of common stock in OECI owned beneficially by them. The defendants in this action have filed an answer to these claims generally denying the allegations.

Such  actions  went to Court ordered mediation which  resulted  in  the actions being settled in principle although the final terms of the settlement were never resolved. During fiscal 2003, such actions were consolidated into one case wherein counsel for OECI filed an amended statement of claim which consolidated the causes of action in the two cases. The defendants filed an amended answer denying the allegations and asserting a counterclaim. Counsel for the parties agreed to transfer the matter to a case master for more efficient case management. However, such action is currently being held in abeyance. OECI believes the outcome of the foregoing matter is uncertain at this time and the impact, if any, on the financial position and results of operations of OECI is not determinable.

Other   than  the  foregoing,  there  are  no  material  pending  legal proceedings to which OECI is a party or to which any of its property is subject.

ITEM 4.     SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

None.

                               PART II.


ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
            AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is presently being traded in the over-the-counter market under the symbol "OECI" and is listed on the OTC BulletinBoard. From September 5, 2000 to April 16, 2001, the symbol for the Common Stock was "NHLY". Prior thereto, the symbol for the Common Stock was "NHYM". Our common equity is thinly traded. There can be no assurance that an active market will develop. If an active trading market is not developed or maintained, the liquidity and trading price of our common stock could be adversely affected.


The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

Period                                             Bid  Prices

Fiscal year ended July 31, 2005:                  High      Low

Aug. 1, 2004 to Oct. 31, 2004                     0.125    0.06
Nov. 1, 2004 to Jan. 31, 2005                     0.180    0.06
Feb. 1, 2005 to April 30, 2005                    0.215    0.09
May 1, 2005 to July 31, 2005                      0.26     0.10

Fiscal year ended July 31, 2006:                  High      Low

Aug. 1, 2005 to Oct. 31, 2005                     0.24     0.11
Nov. 1, 2005 to Jan. 31, 2006                     0.15     0.07
Feb. 1, 2006 to April 30, 2006                    0.17     0.08
May 1, 2006 to July 31, 2006                      0.35     0.08

As of the July 31, 2006, there were approximately 2,800 record holders of the Company's Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

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

During fiscal 2005, the Company issued 750,000 shares of Common Stock for consulting services and issued

400,000 shares of Common  Stock  to
eight person for an aggregate cash consideration of $48,872.

In addition, during fiscal 2005, the Company issued 15,000,000 shares of Common Stock to acquire the assets of PureNet.

In addition, during fiscal 2006, the Company issued a total of 799,545 shares of Common Stock to two persons for consulting services.

All of the foregoing shares of Common Stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company's financial condition and results of operations is based on the Company's Financial Statements and the related notes thereto.

Results of Operations

The Company reported no revenue from operations for the fiscal years ended July 31, 2006 and July 31, 2005. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a foregiveness of debt during the fiscal year ended July 31, 2005. This amount has been disclosed in the statements of operations as Foregiveness of Debt.

Expenses were $108,025 for the year ended July 31, 2006 and were comprised primarily of costs associated with administrative expenses as well as legal, accounting and consulting services. This compares with a net expenses of $2,033,372 for the year ended July 31, 2005 comprised primarily of costs associated with communications services, administrative expenses and legal and accounting.

For the fiscal year ended July 31, 2004, the Company had sold its remaining capital assets, realizing $65,000 and recorded a loss on the sale of these assets of approximately $40,000. During 2005, the Company was able to reduce an amount owing to a stockholder by virtue of equipment the stockholder received in the prior year. This resulted in a gain from the disposal of assets in the year of $49,000. The Company now owns no capital assets.

For the year ended July 31, 2006, the Company had a net loss of $130,400 compared with a net loss of $763,164 for the year ended July 31, 2005. This change is primarily due to the expenses mentioned above, the expensing of the PureNet costs of $1,800,000 and the foregiveness of debt of $1,225,000 (also described above) included in fiscal 2005 compared to the net expense incurred in fiscal 2006.

Liquidity and Capital Resources

On July 31, 2006, the Company had $268 in cash, compared to $12,321 in cash at the end of the previous fiscal year. The Company had a working capital deficit of $361,828 at the end of fiscal 2006, compared to a working capital deficit of approximately $339,491 in the previous year. Cash used in operating activities was approximately $97,000 for the year ended July 31, 2006 which was primarily the result of a net loss of $130,400 for the period and a reduction in accounts payable and accrued liabilities of approximately $75,500 and partially offset by the effect of the issuance of shares of Common Stock.

For the year ended July 31, 2006, the Company obtained net cash of approximately $110,800 from financing activities, primarily from monies received from and paid to stockholders and related parties of approximately $25,000.

For the year ended July 31, 2006, the effect of exchange rate charges on cash was an approximate negative $462.

As a result of the Company's recurring losses and deficiency in working capital, the Company's independent auditor's report, dated October 6,
2006, for the year ended July 31, 2006, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Pursuant to the terms of the PureNet Agreement, the Company acquired the assets in exchange for 15,000,000 newly issued restricted shares of common stock. Douglas C. Lloyd, the Company's President, Chief Executive Officer and director, is the President, a director and stockholder of PureNet.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets would not be recoverable. During the year ended July 31, 2005, management has deemed that serious impairment in the value of its network equipment has occurred as it is no longer carrying on a Voice over the Internet
Protocol (VoIP) business and does not intend to in the future. Accordingly it has disposed of all these assets at relatively small book loss.

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

Impairment of Assets - We review assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. During the year ended July 31, 2005, we have deemed that impairment in the value of its network equipment has occurred. Accordingly the network equipment has been written down to its fair value based on its estimated net recoverable amount from sale.

Recently Issued Accounting Standards

None.

ITEM 7.     FINANCIAL STATEMENTS

See the Financial Statements annexed to this report.

ITEM  8.    CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

     At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended July 31, 2006, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

     The deficiencies in our internal control related to expense recognition, related party transactions, and disclosure control deficiencies. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

ITEM 8B.  OTHER INFORMATION

None.

                               PART III


Item 9.   Directors, Execuctive Officers, Promoters and  Control
          Persons; Compliance with Section 16(a) of the Exchange Act

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

                              Present Position    Has Served as
Name                 Age      and Offices         Director Since


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

Audit Committee Financial Expert

The Company does not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 14845 Yonge Street, Aurora, Ontario, Canada L4G 6H8.

Item 10.   Executive Compensation

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended July 31, 2006, 2005 and 2004, of those persons who were, at July 31, 2006, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                      Summary Compensation Table

                         Annual Compensation

 Name and Principal      Fiscal
 Position                Year        Salary    Bonus

    Douglas C. Lloyd     2006        $0        $0
    President and Chief  2005        $0        $0
    Executive officer    2004        $0        $0

                        Long-Term Compensation

                                  Shares
 Name and Principal      Fiscal   Underlying  All Other
 Position                Year     Options     Compensation

    Douglas C. Lloyd     2006         0         $0
    President and Chief  2005         0         $0
    Executive Officer    2004         0         $0

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

2003 Stock Option Plan

In January 2003, the Board of Directors of the Company adopted the 2003 Non- Qualified Stock Option Plan (the "2003 Plan") under which employees, officers, directors and consultants may be granted options to purchase shares of the Company's Common Stock at the fair market value at the time of grant. The maximum number of shares of Common Stock issuable over the term of the 2003 Plan is limited to 5,000,000, subject to adjustments in the event of certain changes in the Company's capital structure.

As of July 31, 2003 options to acquire 3,300,000 shares of Common Stock had been granted under the 2003 Plan.

Subsequent to the fiscal year ended July 31, 2003, options to acquire these 3,300,000 shares were terminated and the 2003 Plan was cancelled.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2006, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                                  Amount and Nature of      Percent
        Name                      Beneficial Ownership      of Class

    PureNet.TV Canada Inc.        15,000,000                38.9%
    Douglas C. Lloyd(1)*          15,300,000                39.7%
    Orbit Reorganization
    Facilitator Inc.               3,205,000                 8.3%
    All Executive Officers and
    Directors as a Group          15,300,000                39.7%

_______________________

*  Indicates  a Director of the Company.  His address is   14845  Yonge
Street, Aurora, Ontario, Canada  L4G 6H8.

(1)   Includes   15,000,000  shares owned  by   PureNet.TVCanada   Inc.
which shares Mr. Lloyd may be deemed to beneficially own.

Item 12.   Certain Relationships and Related Transactions

During fiscal 2002 and 2003, the Company borrowed funds from the wife of Mr. Lloyd which loans bear interest at 10% per annum, calculated and payable monthly and which is due on demand. At July 31, 2006, the amount due was NIL.

See "Introduction" under Part I, Item 1 "Description of Business" for information on the transaction effected with PureNet in which the Company acquired the assets of PureNet in exchange for 15,000,000 restricted shares of Common Stock. Douglas C. Lloyd, the Company's President, Chief Executive Officer and a director, is the President, a director and stockholder of PureNet.

 Item 13.  Exhibits

(a) Exhibits.

2.1 Agreement and Plan of Reorganization dated August 3, 2000 by and between New Hilarity, Inc. and Orbit Inc.(1)
3.1 Articles of Incorporation.(3)
3.2 Certificate of Change in Number of Authorized Shares of New Hilarity, Inc. (filed August 31, 2000).(1)
3.3 Certificate of Amendment to Certificate of Incorporation (filed April 31, 2001).(2)
3.4 Bylaws.(3)
4.1 2003 Non-Qualified Stock Option Plan.(5)
10.1 Operating Agreement of Phoenix TelNet, LLC dated Octber 1,
2002.(4)
10.2 Contribution Agreement between Orbit E-Commerce, Inc. and Phoenix TelNet, LLC dated October 1, 2002.(4)
10.3 Asset Acquisition between Orbit E-Commerce, Inc. and PureNet.TV Canada Inc. dated as of December 28, 2004(6)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d- 14 of the Exchange Act)
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
99.1 Form of Warrants issued to Warrant Holders of Orbit Canada Inc.(1)

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

Item 14.       Principal Accountant Fees and Services

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended July 31, 2006 and July 31, 2005:

                            Fiscal 2006         Fiscal 2005
     Fee Category           Fees                Fees

     Audit Fees             $17,500             $41,500
     Audit Related Fees     $0                  $0
     Tax Fees               $0                  $0
     All Other Fees         $0                  $0
     Total Fees             $17,500             $41,500

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



                              Dated:    November 14, 2006


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                         Date



/s/ Douglas C. Lloyd     President, Chief Executive    November 14, 2006
Douglas C. Lloyd         Officer and Director
                         (Principal Executive Officer
                         and Principal Accounting and
                         Financial Officer)

                            ORBIT E - COMMERCE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS




                                    CONTENTS
                                                                       Page

    Reports of Independent Registered Public
        Accounting Firms                                               21

    Consolidated Balance Sheet                                         23

    Consolidated  Statement of Changes
        in Stockholders' (Deficit)                                     24

    Consolidated Statements of Operations                              25

    Consolidated Statements of Cash Flows                              26

    Notes to Consolidated Financial Statements                         27 - 30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Orbit E-Commerce, Inc.


We have audited the accompanying balance sheet of Orbit E-Commerce, Inc. as of July 31, 2006, and the related consolidated statements of operations, changes in consolidated stockholders' deficit, and consolidated cash flows for the year ended July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements for the year ended July 31, 2005 were audited by another auditor whose reports expressed unqualified opinions on those statements. The financial statements for the year ended July 31, 2005, include total revenues and net loss of $0 and $763,164, respectively.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2006 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and requires a significant amount of capital to proceed with its business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 6, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Orbit E-Commerce, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit, and cash flows of Orbit E-Commerce, Inc. for the year ended July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Orbit E-Commerce, Inc.'s results of operations and cash flows for the year ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plan concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kempisty & Company CPAs PC
Kempisty & Company
Certified Public Accountants, PC
New York, New York
November 4, 2005

===============================================================================

                                                          ORBIT E-COMMERCE, INC.
                                                      Consolidated Balance Sheet
                                                                        July 31,
                                                                            2006
-------------------------------------------------------------------------------

Assets

Current
  Cash and cash equivalents                                        $        268
                                                                   ------------

Total assets                                                       $        268
===============================================================================

Liabilities and Stockholders' Deficit

Current
  Accounts payable                                                 $     45,953
  Accrued liabilities                                                    21,268
  Due to stockholders                                                   294,875
                                                                   ------------

Total current liabilities                                               362,096
                                                                   ------------

Stockholders' Deficit
  Preferred stock, $0.005 par value, 2,000,000 shares
       authorized, none issued and outstanding                               --
  Common stock, $0.005 par value, 98,000,000 shares authorized,
       38,538,869 shares issued and outstanding                         192,695
  Capital in excess of par value                                      9,934,919
  Cumulative translation adjustment                                    (194,712)
  Accumulated deficit                                               (10,294,730)
                                                                   ------------

Total stockholders' deficit                                            (361,828)
                                                                   ------------

Total liabilities and stockholders' deficit                        $        268
===============================================================================

                        See Notes to Financial Statements


===================================================================================================================================
                                                                                                              ORBIT E-COMMERCE, INC
                                                                        Consolidated Statements of Changes in Stockholders' Deficit
For The Years Ended July 31, 2006 and 2005
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Capital in                     Other
                                 Exchangeable      Common        Paid up     Excess of     Accumulated   Comprehensive
                                    Shares         Shares        Amount      Par value       Deficit         Loss           Total
                                  -------------------------------------------------------------------------------------------------
Balance,  July 31, 2004              297,597     21,561,324    $ 107,807    $7,987,410    $ (9,401,166)   $ (214,675)   $(1,520,624)

For the period from August 1, 2004
to July 31, 2005
 Issue of common shares
  Shares exchanged                   (28,000)        28,000          140          (140)             --            --             --
  Shares issued for legal and
    accounting services                   --        750,000        3,750        71,250              --            --         75,000
  Shares issued for IPTV assets           --     15,000,000       75,000     1,725,000              --            --      1,800,000
  Shares issued for cash                  --        400,000        2,000        46,872              --            --         48,872
  Foreign currency translation
    adjustment                            --             --           --            --              --        20,425         20,425
  Loss for the year ended
    July 31, 2005                         --             --           --            --        (763,164)           --       (763,164)
                                  -------------------------------------------------------------------------------------------------

Balance, July 31, 2005               269,597     37,739,324    $ 188,697    $9,830,392    $(10,164,330)   $ (194,250)   $  (339,491)

For the year from August 1, 2005
to July 31, 2006
  Shares issued for legal and
    accounting services                   --        799,545        3,998        82,452              --            --         86,450
  Imputed interest on related
    party advances                        --             --           --        22,075              --            --         22,075
  Foreign currency translation
    adjustment                                                                                      --          (462)          (462)
  Loss for the year ended
    July 31, 2006                                                                             (130,400)           --       (130,400)
                                  -------------------------------------------------------------------------------------------------

Balance, July 31, 2006               269,597     38,538,869    $ 192,695    $9,934,919    $(10,294,730)   $ (194,712)   $  (361,828)
                                  =================================================================================================

                        See Notes to Financial Statements

=============================================================================

                                                       ORBIT E-COMMERCE, INC.
                                        Consolidated Statements of Operations


                                                     July 31,        July 31,
                                                         2006            2005
                                                 ------------    ------------
Operating expenses:
  PureNetTV development costs                    $         --    $  1,800,000
  Selling, general and administrative                 108,025         233,372
                                                 ------------    ------------
Loss from operations                                 (108,025)     (2,033,372)
                                                 ------------    ------------

Other income (expense):
  Interest expense                                    (22,375)         (3,643)
  Debt forgiveness income                                  --       1,224,985
  Gain on disposal of capital assets                       --          48,866
                                                 ------------    ------------
Total other income(expense)                           (22,375)      1,270,208
                                                 ------------    ------------
Net loss                                         $   (130,400)   $   (763,164)

Other comprehensive income (loss)                        (462)         20,425
                                                 ------------    ------------
Net comprehensive loss                           $   (130,862)   $   (742,739)
                                                 ============    ============

Net loss per common share - basic and diluted    $      (0.00)   $      (0.02)

Weighted average shares outstanding                38,299,006      32,211,135
=============================================================================

                        See Notes to Financial Statements

==============================================================================

                                                        ORBIT E-COMMERCE, INC.
                                         Consolidated Statements of Cash Flows


                                                      July 31,         July 31,
                                                          2006            2005
                                                  ------------    ------------
Cash flows from operating activities:
  Net loss                                        $   (130,400)   $   (763,164)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Shares issued for services                         86,450          75,000
     Shares issued for IPTV assets                          --       1,800,000
     Gain on disposal of assets                             --         (48,866)
     Debt forgiveness income                                --      (1,224,985)
     Imputed interest                                   22,075              --
     Changes in:
       Accounts payable and accrued liabilities        (75,521)         30,737
                                                  ------------    ------------
   Net cash used in operating activities               (97,396)       (131,278)
                                                  ------------    ------------
Cash flows from financing activities:
   Advances from stockholders                          110,832          68,535
   Advances from related parties                            --          48,866
   Repayments to related parties                       (25,027)        (43,274)
   Shares issued for cash                                   --          48,872
                                                  ------------    ------------
   Net cash provided by financing activities            85,805         122,999
                                                  ------------    ------------

   Effect of exchange rate changes on cash                (462)         20,425
                                                  ------------    ------------
Net change in cash                                     (12,053)         12,146
Cash, beginning of year                                 12,321             175
                                                  ------------    ------------
Cash, end of year                                 $        268    $     12,321
                                                  ============    ============

Cash paid for:
   Interest                                       $         --    $         --
   Income tax                                               --              --
==============================================================================

                        See Notes to Financial Statements

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                      Notes to Consolidated Financial Statements
                                                                         July 31
                                                                            2006
--------------------------------------------------------------------------------

1.   ORGANIZATION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     a.  Nature of Business
         New Hilarity, Inc. (New Hilarity) was incorporated under the laws of the State of Idaho on February 27, 1930, for the primary purpose of exploring and the development of mining properties. In 1999, New Hilarity reorganized under the laws of the State of Nevada and changed its name to Orbit E-Commerce, Inc.("OECI"). During 2001, OECI changed its business indirectly through the acquisition of a Canadian subsidiary Orbit Canada Inc. ("Orbit"). Orbit was incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception Orbit's efforts have been devoted to the development of its VoIP Canadian network and raising capital. This focus subsequently changed to the development of an American network which was abandoned during fiscal 2004. Orbit filed bankruptcy on October 8, 2004 and OECI is currently seeking a business association to develop new opportunities.

     b.  Accounting Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

     c.  Revenue Recognition
         OECI provides communication services and recognizes revenue when services are provided. Consulting fees are recognized as the services are provided.

     d.  Income Taxes
         OECI recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. OECI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

     e.  Basic and Diluted Net Loss per share.
         Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement No. 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

     f.  Foreign Currency Translation
         OECI's assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation are reported in other comprehensive income. Income statement elements are translated to U.S. dollars at average-period exchange rates. Also included in income are gains and losses arising from transactions denominated in a currency other than Canadian dollars, the functional currency of OECI.

     g.  Stock-Based Compensation
         Effective February 1, 2006, OECI began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, OECI had accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25; "Accounting for Stock Issued to Employees", and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. OECI adopted the modified prospective transition method as permitted under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this modified prospective transition method, compensation cost associated with stock options recognized during fiscal 2006 includes the amortization related to the remaining service period of all stock option awards granted prior to February 1, 2006, based on the grant date fair value estimated in

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                      Notes to Consolidated Financial Statements
                                                                         July 31
                                                                            2006
--------------------------------------------------------------------------------

         accordance with the original provisions of SFAS No. 123. OECI has a stock option plan under which employees, officers, directors and consultants may be granted options to purchase shares of Company common stock at the fair market value at the time of the grant. Options generally vest immediately and expire five (5) years from the date of grant. OECI has reserved 5,000,000 common shares for issuance under the plan. No options were outstanding at July 31, 2006 and 2005.

     h.  Recently Issued Accounting Pronouncements
         OECI does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

2.   GOING CONCERN

     As shown in the accompanying financial statements, OECI incurred recurring losses from operations of $130,400 and $763,164 in 2006 and 2005, respectively, has an accumulated deficit of $10,294,730 and a working capital deficit of $361,828 as of July 31, 2006. These conditions raise substantial doubt as to OECI's ability to continue as a going concern. The continued operations of OECI are dependent upon OECI's ability to obtain long-term financing and the successful launch of the American operations. Management is continuing to seek long-term financing using either equity or debt or a combination thereof. The financial statements do not include any adjustments that might be necessary if OECI is unable to continue as a going concern.

3.   DUE TO STOCKHOLDERS

     The amounts due to stockholders include $294,875 for the year ended July 31, 2006. These amounts are non-interest bearing and have no specific terms of repayment. Imputed interest in the amount of $22,075 was recorded in 2006.

4.   INCOME TAXES

     OECI uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006, OECI incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $35,000 at July 31, 2006, and will expire at 2026.

     At July 31, 2006, deferred tax assets consisted of the following:

        Deferred tax assets
          Net operating losses                             $     12,250
          Less: valuation allowance                             (12,250)
                                                           ------------
        Net deferred tax asset                             $         --
                                                           ============

5.   SHARE CAPITAL

     On September 5, 2000, Orbit amended its articles of incorporation to create 2,120,497 unit of its non-voting exchangeable shares and an unlimited number of first preference shares. The exchangeable shares are entitled to a preference over the common shares and the preference shares with respect to the payment of dividends and the distribution of assets. The holders of exchangeable shares are entitled to receive dividends equivalent to

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                      Notes to Consolidated Financial Statements
                                                                         July 31
                                                                            2006
--------------------------------------------------------------------------------

     dividends declared by OECI on its common shares. The holders are entitled at any time to require Orbit to retract any or all of the exchangeable shares by delivering one common share. The exchangeable shares on liquidation will receive an amount per share equal to the market price of a common share on the last business day prior to the liquidation.

     In order to maintain the inherent value of their investment, holders of Orbit's exchangeable shares are currently in the process of exchanging those shares of OECI, on a one to one basis.

     During fiscal 2005, OECI issued 28,000 common shares in exchange for an equal amount of non-voting exchangeable shares.

     During fiscal 2005, 15,000,000 common shares were issued to purchase IPTV assets. These shares were valued and recorded at their then fair value of $1,800,000. See Note 6 for details.

     During fiscal 2005, 400,000 common shares were sold for $48,872.

     During fiscal 2006 and fiscal 2005, OECI issued 799,545 and 750,000 common shares, respectively, for services and recognized $86,450 and $75,000, respectively, for expense based on the market price of the underlying shares.

6.   IMPAIRMENT OF IPTV ASSETS

     On December 29, 2004, OECI entered into an agreement with PureNet.TV Canada Inc. ("Purenet") to acquire 100% of Purenet's Internet Protocol TV ("IPTV") technology assets. The agreement was closed on January 5, 2005. As consideration, OECI issued 15,000,000 common shares to Purenet. The investment in the IPTV assets had been recorded in these financial statements at the closing market price of the OECI's common shares on the date of acquisition.OECI expensed the IPTV development costs of $1,800,000 in fiscal 2005.

7.   LEGAL PROCEEDINGS

     On September 7, 2001, OECI commenced two actions in the Ontario Superior Court of Justice, one against Conundrum Capital Corporation (the "Conundrum Action"), and the second against Daniel N. Argiros and J. Gordon McMehen (the "Argiros-McMehen Action"). Mr. Argiros and Mr. McMehen are former officers and directors of OECI.

     The Conundrum Action seeks to recover damages against Conundrum Capital corporation (""Conundrum"") for breach of contract in the amount of $347,790 arising out of a Premises Sharing Agreement between OECI and Conundrum relating to premises located at 161 Bay Street, Toronto, Ontario, Canada. In connection therewith, OECI was obliged to pay Conundrum one-half of the rent and other charges outlined in the lease that had been previously entered into between Conundrum and the landlord for such premises. OECI claims that Conundrum, which is a company controlled by Mr. Argiros and Mr. McMehen, deliberately overcharged OECI by at least $347,790. In addition, the Action seeks an accounting of all monies paid by OECI to Conundrum or on Conundrum's behalf. The defendant in this action has filed an answer to these claims generally denying the allegations and asserting a counterclaim which seeks the sum of $529,462 plus expenses incurred after September 1, 2001.

     The Argiros-McMehen Action seeks to recover damages against Mr. Argiros and Mr. McMehen for breach of fiduciary duty by misappropriating funds of OECI and converting same to their own personal use and/or that of other corporations of which they are principals, including Conundrum; and damages in the amount of $54,219, wrongfully misappropriated by Mr. Argiros from OECI and converted to Mr. Argiros' personal use for his own personal gain. Such Action also seeks the return from Mr. Argiros and Mr. McMehen of a total of 1,400,000 shares, representing the shares of common stock in OECI owned beneficially by them. The defendants in this action have filed an answer to these claims generally denying the allegations.

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                      Notes to Consolidated Financial Statements
                                                                         July 31
                                                                            2006
--------------------------------------------------------------------------------

     Such actions went to Court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. During fiscal 2003, such actions were consolidated into one case wherein counsel for OECI filed an amended statement of claim which consolidated the causes of action in the two cases. The defendants filed an amended answer denying the allegations and asserting a counterclaim. Counsel for the parties agreed to transfer the matter to a case master for more efficient case management. However, such action is currently being held in abeyance. OECI believes the outcome of the foregoing matter is uncertain at this time and the impact, if any, on the financial position and results of operations of OECI is not determinable.

     Other than the foregoing, there are no material pending legal proceedings to which OECI is a party or to which any of its property is subject.