Form 10QSB
period 2006-10-31
ORBIT E COMMERCE INC
filed 2006-12-20
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB


       (X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934


                   For the quarterly period ended October 31, 2006

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

                               905-751-1499
              Issuer's Telephone Number, Including Area Code:



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

                          Yes     X           No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   38,538,869 shares of Common Stock with par value of $0.005 were outstanding as of October 31, 2006.

                       Part I. FINANCIAL INFORMATION

                      INDEX TO FINANCIAL INFORMATION






                            Period Ended October 31, 2006

                                                                 PAGE

 Item 1. Financial Statements                                      3

   Consolidated Balance Sheet                                      3
   Consolidated Statement of Operations                            4
   Consolidated Statements of Cash Flows                           5
   Notes to Consolidated Financial Statements                      6

 Item 2. Management's Discussion and Analysis or Plan of
         Operation                                                7-8

 Item 3. Controls and Procedures                                   8

Part II OTHER INFORMATION                                          9

 Item 1. Legal Proceedings                                         9

 Item 2. Unregistered Sales of Equity Securities and Use of
         Proceeds                                                  9

 Item 3. Defaults Upon Senior Securities                           9

 Item 4. Submission of Matters to a Vote of Security-Holders       9

 Item 5. Other Information                                         9

 Item 6. Exhibits                                                  9

                       PART I. FINANCIAL INFORMATION



Item 1. Financial Statements



===========================================================================================================

                                                                                     Orbit E-Commerce, Inc.
                                                                                Consolidated Balance Sheets
                                                                                                (Unaudited)

                                                                                October 31,        July 31,
                                                                                       2006            2006
-----------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                                                    $        654    $        268
                                                                               ----------------------------

Total assets                                                                   $        654    $        268
===========================================================================================================

Liabilities and Shareholders' Deficit

Current Liabilities
  Accounts payable                                                             $     45,851    $     45,953
  Accrued liabilities                                                                23,259          21,268
  Due to shareholders                                                               310,446         294,875
                                                                               ----------------------------

         Total current liabilities                                                  379,556         362,096
                                                                               ----------------------------

Shareholders' Deficit
  Preferred stock, $0.005 par value, 2,000,000 shares authorized, none
      Issued and outstanding                                                             --              --
  Common stock, $0.005 par value,,98,000,000 shares authorized,
      38,538,869 shares issued and outstanding                                      192,695         192,695
  Capital in excess of par value                                                  9,942,064       9,934,919
  Cumulative translation adjustment                                                (193,826)       (194,712)
  Accumulated Deficit                                                           (10,319,835)    (10,294,730)
                                                                               ----------------------------

         Total shareholders' deficit                                               (378,902)       (361,828)
                                                                               ----------------------------

Total liabilities and shareholders' deficit                                    $        654    $        268
===========================================================================================================


========================================================================================

                                                                  Orbit E-Commerce, Inc.
                                                   Consolidated Statements of Operations
                                                                             (Unaudited)

                                                          For the Three    For the Three
                                                           Months Ended     Months Ended
                                                            October 31,      October 31,
                                                                   2006             2005
----------------------------------------------------------------------------------------
Revenue
  Long distance services                                   $         --     $         --
                                                           -----------------------------

Expenses
  Selling, general and administrative                            17,960            6,280
                                                           -----------------------------

Loss from operations                                            (17,960)          (6,280)

Interest expense                                                 (7,145)            (291)
                                                           -----------------------------

Net loss                                                        (25,105)          (6,571)

Other comprehensive income (loss)
  Foreign currency translation adjustment                            --           (2,989)
                                                           -----------------------------

Net comprehensive loss                                     $    (25,105)    $     (9,560)

========================================================================================

Net loss per common share                                  $       0.00     $       0.00
========================================================================================

Weighted average number of shares Basic and diluted          38,538,869       37,773,390
========================================================================================


========================================================================================

                                                                  Orbit E-Commerce, Inc.
                                                   Consolidated Statements of Cash Flows
                                                                             (Unaudited)

                                                          For the Three    For the Three
                                                           Months Ended     Months Ended
                                                            October 31,      October 31,
                                                                  2006              2005
----------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss for the period                                  $    (25,107)    $     (6,571)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Imputed interest                                            7,145               --
      Changes in:
         Accounts receivable                                         --          (26,331)
         Accounts payable and accrued liabilities                 1,890             (938)
                                                           -----------------------------

  Net cash used in operating activities                         (16,072)         (33,840)
                                                           -----------------------------

Cash flows from financing activities
  Advances from shareholders                                     15,572           43,426
  Repayment of advance to related parties                            --          (18,192)
                                                           -----------------------------

  Net cash provided by financing activities                      15,572           25,234
                                                           -----------------------------

Effect of exchange rate changes on cash                             886           (2,989)
                                                           -----------------------------

Net increase (decrease) in cash during the period                   386          (11,595)

Cash, beginning of period                                           268           12,321
                                                           -----------------------------

Cash, end of period                                        $        654     $        726
========================================================================================

Supplemental Cash Flow Information
Non cash transactions
  1000,000 shares common stock issued for debt             $         --     $     10,000
========================================================================================

                                                    Orbit E-Commerce, Inc.
                                Notes to Consolidated Financial Statements
                                                          October 31, 2006
                                                               (Unaudited)

Item 1. Basis of Presentation.
   The accompanying unaudited interim consolidated financial statements of Orbit E-Commerce, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Orbit's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate
   the   disclosure contained  in  the  audited  consolidated   financial
   statements for 2006 as reported in the Form 10-KSB have been omitted.

Item 2.   Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

      Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2006. The Company does not intend to update these forward- looking statements.

      Results of Operations

      The Company reported no revenue from operations for the three months ended October 31, 2006 and 2005. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      For the three months ended October 31, 2006, the Company has a net loss from operations of approximately $25,000 primarily due to administrative expenses and the inclusion of imputed interest on shareholder loans bearing no interest and for the three months ended October 31, 2005 the Company had a net loss from operations of approximately $6,600 due primarily to the administrative expenses and imputed interest on shareholder loans.

      Liquidity and Capital Resources

      On October 31, 2006, the Company had $654 in cash and a working capital deficit of approximately $379,000. Net cash used by operating activities was approximately $16,100 for the three months ended October 31, 2006 which was a result of a net loss for the period of approximately $25,000 offset by the imputed interest added back of approximately $7,145 and a increase in accounts payable and accrued liabilities of approximately $1,900.

      For the three months ended October 31, 2006 financing activities from advances from shareholder loans amounted to approximately $15,600. The effect of exchange rate changes on cash for the period was approximately positive $900.

      At October 31, 2006, the amount due to shareholders was approximately $310,500 compared to approximately $227,500 for the same period in the previous year.

      The Company's independent auditors had issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2006, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2006.

      Prior to the quarter ended October 31, 2005, the Company began to explore becoming involved in the development and provisioning of
      Internet Protocol TV ("IPTV").   In this regard, the Company was
      involved in on-going discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

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


Item 3. Controls and Procedures.

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

      At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

      Deficiencies identified in our internal control related to expense recognition, related party transactions, and disclosure control deficiencies. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

     There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Reference is made to the Company's Form 10-KSB for the year ended July 31, 2006 and the financial statements included therein and in particular to Part I, Item 3 and Note 10 to the financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on litigation involving the Company. In August 2004, management decided it was in the best interest of the Company to agree with the defendant's proposal to drop all claims under the above mentioned legal action. . No further action has been taken to date.

     Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended October 31, 2006, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of October 31, 2006, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.


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

                          ORBIT E-COMMERCE, INC.
                               (Registrant)

Dated: December 18, 2006 By:  /s/ Douglas C. Lloyd
                         Douglas C. Lloyd,
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer and Principal
                         Accounting and Financial Officer)