Form 10QSB
period 2007-01-31
ORBIT E COMMERCE INC
filed 2007-03-26
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


       (X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2007

                                  OR

       (  )   Transition Report pursuant to Section 13 or 15 (d)
          of the Securities Exchange Act of 1934

                 For the transition period from     to

                   Commission File Number: 001-03323


                        ORBIT E-COMMERCE, INC.
   (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                91-1978600
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)             Identification Number)

         14845 Yonge Street, Aurora, Ontario, Canada  L4G 6H8
               (Address of Principal Executive Offices)

     Issuer's Telephone Number, Including Area Code: 905-751-1499



   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X           No



   Indicate by check mark whether the issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act:

                        Yes     X           No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   38,538,869 shares of Common Stock with par value of $0.005 were outstanding as of January 31, 2007.

                     Part I. FINANCIAL INFORMATION

                    INDEX TO FINANCIAL INFORMATION






Period Ended January 31, 2007

                                                                 PAGE

 Item 1. Financial Statements                                      3

   Balance Sheets                                                  3
   Statements of Changes in Shareholders' Equity                   4
   Statements of Income                                            5
   Statements of Cash Flows                                        6
   Notes to Financial Statements                                   7

 Item 2. Management's Discussion and Analysis or Plan of
 Operation                                                       8 - 9


Part II. OTHER INFORMATION                                         10

 Item 1. Legal Proceedings                                         10

 Item 2. Unregistered Sales of Equity Securities and Use
 of Proceeds                                                       10

 Item 3. Default Upon Senior Securities                            10

 Item 4. Submission of Matters to a Vote of
 Security-Holders                                                  10

 Item 5. Other Information                                         10

 Item 6. Exhibits                                                  10


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

======================================================================================================
                                                                                ORBIT E-COMMERCE, INC.
                                                                                        Balance Sheets

                                                                         January 31            July 31
                                                                               2007               2006
------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Assets

Current
   Cash and cash equivalents                                           $      2,279       $        268
                                                                       -------------------------------
Total assets                                                           $      2,279       $        268
======================================================================================================

Liabilities and Shareholders' Deficit

Current
   Accounts payable                                                    $     50,818       $     45,953
   Accrued liabilities                                                        7,431             21,268
   Due to related parties                                                    13,881                 --
   Due to shareholders                                                      362,808            294,875
                                                                       -------------------------------
                                                                            434,938            362,096
                                                                       -------------------------------
Shareholders' Deficit
   Common stock ($0.005 par value) Authorized: 98,000,000 shares;
         Issued: 38,538,869 shares at January 31, 2007
         (37,739,324 shares at July 31, 2006)                               192,695            192,695
   Capital in excess of par value                                         9,950,495          9,934,919
   Accumulated other comprehensive loss                                    (183,332)          (194,712)
   Deficit                                                              (10,392,517)       (10,294,730)
                                                                       -------------------------------

                                                                           (432,659)          (361,828)
                                                                       -------------------------------
Total liabilities and shareholders' deficit                            $      2,279       $        268
======================================================================================================


===================================================================================================================================
                                                                                                             Orbit E-Commerce, Inc.
                                                                                       Statement of Changes in Shareholders' Equity
July 31, 2006 (Unaudited January 31, 2007)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Capital in                       Other
                                     Exchangeable    Common        Paid up    Excess of     Accumulated   Comprehensive
                                        Shares       Shares        Amount     Par Value       Deficit          Loss        Total
                                    -----------------------------------------------------------------------------------------------
Balance,  July 31,2004                 297,597     21,561,324   $  107,807   $ 7,987,410   $ (9,401,166)   $ (214,675)  $(1,520,624)

For the year from August 1, 2004
 to July 31, 2005
 Issue of common shares
  Shares exchanged                     (28,000)        28,000          140          (140)            --            --            --
  Shares issued for legal and
    accounting services                     --        750,000        3,750        71,250             --            --        75,000
  Shares issued for IPTV assets             --     15,000,000       75,000     1,725,000             --            --     1,800,000
  Shares issued for cash                    --        400,000        2,000        46,872             --            --        48,872
  Foreign currency translation
    adjustment                              --             --           --            --             --        20,425        20,425
  Loss for the year ended
    July 31, 2005                                                                              (763,164)           --      (763,164)
                                    -----------------------------------------------------------------------------------------------

Balance, July 31, 2005              $  269,597   $ 37,739,324   $  188,697   $ 9,830,392   $(10,164,330)   $ (194,250)  $  (339,491)

For the year from August 1, 2005
 to July 31, 2006
  Shares issued for legal
    and accounting services                 --        799,545        3,998        82,452             --            --        86,450
  Imputed interest on related
    party notes                             --             --           --        22,075             --            --        22,075
  Foreign currency translation
    adjustment                                                                                       --          (462)         (462)
  Loss for the year ended
    July 31, 2006                                                                              (130,400)           --      (130,400)
                                    -----------------------------------------------------------------------------------------------

Balance, July 31, 2006                 269,597     38,538,869   $  192,695   $ 9,934,919   $(10,294,730)   $ (194,712)  $  (361,828)

For the period from August 1, 2006
 to January 31, 2007
  Imputed interest on related
    party notes                             --             --           --        15,576             --            --        15,576
  Foreign currency translation
    adjustment                              --             --           --            --             --        11,380        11,380
  Loss for the period ended
    January 31, 2007                        --             --           --            --        (97,787)           --       (97,787)
                                    -----------------------------------------------------------------------------------------------

Balance, January 31, 2007              269,597     38,538,869   $  192,695   $ 9,950,495   $(10,392,517)   $ (183,332)  $  (432,659)
                                    ===============================================================================================


=================================================================================================================
                                                                                           ORBIT E-COMMERCE, INC.
                                                                                              Statement of Income
                                                                                                      (Unaudited)

                                           For the Three      For the Three        For the Six        For the Six
                                            Months Ended       Months Ended       Months Ended       Months Ended
                                              January 31         January 31         January 31         January 31
                                                    2007               2006               2007               2006
-----------------------------------------------------------------------------------------------------------------
Revenue                                     $         --       $         --       $         --       $         --
                                            ---------------------------------------------------------------------
Expenses
   Selling, general and administrative
        (recovered)                               64,251            (10,399)            82,211             (4,119)
                                            ---------------------------------------------------------------------

                                                  64,251            (10,399)            82,211             (4,119)
                                            ---------------------------------------------------------------------

Income (loss) from operations                    (64,251)            10,399            (82,211)             4,119

Interest expense                                   8,431                 --            (15,576)              (296)

Interest income                                                      10,381                                10,381
                                            ---------------------------------------------------------------------

Net income (loss)                           $    (55,820)      $     20,780       $    (97,787)      $     14,204

   Foreign currency translation                   11,380              1,314             11,380             (1,670)
                                            ---------------------------------------------------------------------

Net comprehensive income (loss)             $    (44,440)      $     22,094       $    (86,407)      $     12,534
=================================================================================================================

Net income per common share                 $         --       $         --       $         --       $         --
=================================================================================================================
Weighted average number of shares
            Basic and fully diluted           38,538,869         38,477,371         38,538,869         38,139,664
=================================================================================================================


======================================================================================================
                                                                                ORBIT E-COMMERCE, INC.
                                                                               Statement of Cash Flows
                                                                                           (Unaudited)

                                                                           For the Six     For the Six
                                                                          Months Ended    Months Ended
                                                                            January 31      January 31
                                                                                  2007            2006
------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities
   Net income (loss) for the period                                       $    (97,787)   $     14,204
   Adjustments to reconcile net income to net cash used by operating activities:
        Imputed interest on related party notes                                 15,576         (10,381)
        Changes in operating assets and liabilities:
            Accounts receivable                                                     --         (29,610)
            Accounts payable and accrued liabilities                            (8,972)        (16,461)
                                                                          ----------------------------
                                                                               (91,183)        (42,248)
                                                                          ----------------------------
Financing activities
   Advances from shareholders                                                   67,933          50,089
   Advances from (to) related parties                                           13,881         (18,413)
                                                                          ----------------------------

                                                                                81,814          31,676
                                                                          ----------------------------

Effect of exchange rate changes on cash                                         11,380          (1,670)
                                                                          ----------------------------

Net change in cash during the period                                             2,011         (12,242)

Cash, beginning of period                                                          268          12,321
                                                                          ----------------------------

Cash, end of period                                                       $      2,279    $         79
======================================================================================================
Supplemental Cash Flow Information
   Cash paid for interest                                                 $         --    $         --
   Cash paid for Income taxes                                             $         --    $         --
Non-cash transactions
   Common stock issued for debt                                           $         --    $     86,450
======================================================================================================

1. Basis of Presentation

   The accompanying unaudited interim financial statements of Orbit E-Commerce, Inc. ("Orbit") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Orbit's July 31, 2006 Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

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

      Results of Operations

      The Company reported no revenue from operations for the three and six months ended January 31, 2007 and 2006. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      For the three months ended January 31, 2007, the Company has a net loss from operations of approximately $56,000 primarily due to administrative expenses and and the inclusion of imputed interest on related party notes and for the six months ended January 31, 2007 the Company had a net loss from operations of approximately $98,000 due primarily to the administrative expenses and imputed interest on related party notes.

      Liquidity and Capital Resources

      On January 31, 2007, the Company had approximately $2,300 in cash and a working capital deficit of approximately $433,000. Net cash used by operating activities was approximately $91,000 for the six months ended January 31, 2007 which was a result of a net loss for the period of approximately $98,000 offset by the imputed interest added back and by a reduction in accounts payable and accrued liabilities of approximately $9,000.

      For the six months ended January 31, 2007 financing activities from advances from shareholder loans amounted to approximately $68,000 and advances from related parties were approximately $14,000. The effect of exchange rate changes on cash for the period was approximately negative $11,400.

      At January 31, 2007, the amount due to shareholders and related parties was approximately $377,000 compared to approximately $241,000 for the same period in the previous year.

      The Company's prior independent auditors had issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2006, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2006.

      Prior to the quarter ended January 31, 2007, the Company began to explore becoming involved in the development and provisioning of
      Internet Protocol TV ("IPTV").   In this regard, the Company was
      involved in on going discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

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

Item 3. Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of January 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In September 2000, Orbit Canada Inc. ("Orbit") issued 2,120,497 shares of newly created non-voting shares (the "Exchangeable Shares") of its capital stock to the holders of 100% of the outstanding common shares of Orbit, in exchange for all of the previously issued and outstanding common shares of Orbit, as a result of which Orbit became a wholly-owned subsidiary of the Company. Each Exchangeable Share provides for a right, exercisable by the holder, at any time, to exchange an Exchangeable Share for a share of Common Stock of the Company. During the three months ended January 31, 2007, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of January 31, 2007, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

     All of the foregoing shares of Common Stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 3. Default Upon Senior Securities.

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

                                ORBIT E-COMMERCE, INC.
                                (Registrant)

Dated: March 23, 2007           By:   /s/ Douglas C. Lloyd
                                      Douglas C. Lloyd,
                                      President and Chief Executive
                                      Officer (Principal Executive
                                      Officer and Principal
                                      Accounting and Financial Officer)