Form 10QSB
period 2007-04-30
ORBIT E COMMERCE INC
filed 2007-06-19
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


       (X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2007

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

                        Yes     X           No


   Indicate by check mark whether the Issuer is a Shell Company (as defined by Rule 12b-2 of the Exchange Act).:

                        Yes     X           No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   38,538,869 shares of Common Stock with par value of $0.005 were outstanding as of April 30, 2007.

                     Part I. FINANCIAL INFORMATION

                    INDEX TO FINANCIAL INFORMATION






Period Ended April 30, 2007

                                                                 PAGE

 Item 1. Financial Statements                                      3

   Balance Sheets                                                  3
   Statements of Changes in Shareholders' Equity                   4
   Statements of Operations                                        5
   Statements of Cash Flows                                        6
   Notes to Financial Statements                                   7

 Item 2. Management's Discussion and Analysis or Plan of
 Operation                                                       8 - 9

 Item 3. Controls and Procedures                                   9

Part II. OTHER INFORMATION                                         10

 Item 1. Legal Proceedings                                         10

 Item 2. Unregistered Sales of Equity Securities and Use
 of Proceeds                                                       10

 Item 3. Default Upon Senior Securities                            10

 Item 4. Submission of Matters to a Vote of
 Security-Holders                                                  10

 Item 5. Other Information                                         11

 Item 6. Exhibits                                                  11


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                 ORBIT E-COMMERCE, INC.
                                                                                         Balance Sheets

                                                                              April 30          July 31
                                                                                  2007             2006
-------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
Assets

Current
  Cash                                                                    $        785     $        268
-------------------------------------------------------------------------------------------------------

Total assets                                                              $        785     $        268
=======================================================================================================

Liabilities and Shareholders' Deficit

Current
  Accounts payable                                                        $     54,047     $     45,953
  Accrued liabilities                                                            8,132           21,268
  Due to related parties                                                        13,881               --
     Due to shareholders                                                       380,602          294,875
-------------------------------------------------------------------------------------------------------

                                                                               456,662          362,096
-------------------------------------------------------------------------------------------------------

Shareholders' Deficit
  Common stock ($0.005 par value) Authorized: 98,000,000 shares;
     Issued: 38,538,869 shares at April 30, 2007 (38,538,869 shares at
     July 31, 2006)                                                            192,695          192,695
  Capital in excess of par value                                             9,956,115        9,934,919
  Accumulated other comprehensive loss                                        (194,754)        (194,712)
     Deficit                                                               (10,409,933)     (10,294,730)
-------------------------------------------------------------------------------------------------------

                                                                              (455,877)        (361,828)
-------------------------------------------------------------------------------------------------------

      Total liabilities and shareholders' deficit                         $        785     $        268
=======================================================================================================


                                                                                                              Orbit E-Commerce, Inc.
                                                                                        Statement of Changes in Shareholders' Equity
July 31, 2006 (Unaudited April 30, 2007)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Capital in                       Other
                                Exchangeable       Common       Paid up     Excess of     Accumulated   Comprehensive
                                   Shares          Shares       Amount      Par Value       Deficit         Loss           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2004               297,597     21,561,324   $  107,807   $7,987,410    $ (9,401,166)   $  (214,675)   $(1,520,624)

For the year from August 1, 2004
 to July 31, 2005
  Issue of common shares
   Shares exchanged                  (28,000)        28,000          140         (140)             --             --             --
   Shares issued for legal
    and accounting services               --        750,000        3,750       71,250              --             --         75,000
   Shares issued for IPTV assets          --     15,000,000       75,000    1,725,000              --             --      1,800,000
   Shares issued for cash                 --        400,000        2,000       46,872              --             --         48,872
   Foreign currency translation
    adjustment                            --             --           --           --              --         20,425         20,425
   Loss for the year ended
    July 31, 2005                         --             --           --           --        (763,164)            --       (763,164)
------------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2005               269,597     37,739,324   $  188,697   $9,830,392    $(10,164,330)   $  (194,250)   $  (339,491)

For the year from August 1, 2005
 to July 31, 2006
   Shares issued for legal and
    accounting services                   --        799,545        3,998       82,452              --             --         86,450
   Imputed interest on related
    party notes                           --             --           --       22,075              --             --         22,075
   Foreign currency translation
    adjustment                            --             --           --           --              --           (462)          (462)
   Loss for the year ended
    July 31, 2006                         --             --           --           --        (130,400)            --       (130,400)
------------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2006               269,597     38,538,869   $  192,695   $9,934,919    $(10,294,730)   $  (194,712)   $  (361,828)

For the period from August 1, 2006
 to April 30, 2007
   Imputed interest on related
    party notes                           --             --           --       21,196              --             --         21,196
   Foreign currency translation
    adjustment                            --             --           --           --              --            (42)           (42)
   Loss for the period ended
    April 30, 2007                        --             --           --           --        (115,203)            --       (115,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2007              269,597     38,538,869   $  192,695   $9,956,115    $(10,409,933)   $  (194,754)   $  (455,877)
====================================================================================================================================


--------------------------------------------------------------------------------------------------------------------
                                                                                              ORBIT E-COMMERCE, INC.
                                                                                             Statement of Operations
                                                                                                         (Unaudited)

                                           For the Three       For the Three        For the Nine        For the Nine
                                            Months Ended        Months Ended        Months Ended        Months Ended
                                                April 30            April 30            April 30            April 30
                                                    2007                2006                2007                2006
--------------------------------------------------------------------------------------------------------------------
Expenses
  Selling, general and administrative       $     11,796        $     28,878        $     94,007        $     24,762
--------------------------------------------------------------------------------------------------------------------

                                                  11,796              28,878              94,007              24,762
--------------------------------------------------------------------------------------------------------------------

(Loss) from operations                           (11,796)            (28,878)            (94,007)            (24,762)

Interest expense                                  (5,620)                 (9)            (21,196)               (300)

Interest income                                       --               9,193                  --              19,574
--------------------------------------------------------------------------------------------------------------------

Net (loss)                                  $    (17,416)       $    (19,694)       $   (115,203)       $     (5,488)

 Foreign currency translation                    (11,422)             (6,031)                (42)             (7,695)
--------------------------------------------------------------------------------------------------------------------

Net comprehensive (loss) income             $    (28,838)       $    (25,725)       $   (115,245)       $    (13,183)
====================================================================================================================
   Net (loss) per common share              $         --        $         --        $         --        $         --
====================================================================================================================
Weighted average number of shares
        Basic and diluted                     38,538,869          38,538,869          38,538,869          38,270,286
====================================================================================================================


------------------------------------------------------------------------------------------------
                                                                          ORBIT E-COMMERCE, INC.
                                                                         Statement of Cash Flows
                                                                                     (Unaudited)

                                                                For the Nine        For the Nine
                                                                Months Ended        Months Ended
                                                                    April 30            April 30
                                                                        2007                2006
------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities
  Net (loss) for the period                                     $   (115,203)       $     (5,488)
  Adjustments to reconcile net (loss) to net cash used by
     operating activities:
     Imputed interest on related party notes                          21,196             (19,574)
     Changes in operating assets and liabilities:
        Accounts receivable - shareholder                                 --             (30,913)
        Accounts receivable - related party                               --              (5,491)
        Accounts payable and accrued liabilities                      (5,042)             (6,222)
------------------------------------------------------------------------------------------------

                                                                     (99,049)            (67,688)
------------------------------------------------------------------------------------------------
Financing activities
  Advances from shareholders                                          85,727              88,718
     Advances from (to) related parties                               13,881             (24,311)
------------------------------------------------------------------------------------------------

                                                                      99,608              64,407
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  (42)             (7,695)

------------------------------------------------------------------------------------------------

Net change in cash during the period                                     517             (10,976)

Cash, beginning of period                                                268              12,321
------------------------------------------------------------------------------------------------
Cash, end of period                                             $        785        $      1,345
------------------------------------------------------------------------------------------------

Non-cash transactions
  Common stock issued for debt                                  $         --        $     86,450
------------------------------------------------------------------------------------------------

                                               Orbit E-Commerce, Inc.
                                        Notes to Financial Statements
                                                       April 30, 2007
                                                          (Unaudited)


1. Basis of Presentation

   The accompanying unaudited interim financial statements of Orbit E-Commerce, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2006 Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the financial statements for 2006 as reported in the 10-KSB have been omitted.

Item 2.   Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

      Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2006. The Company does not intend to update these forward looking statements.

      Results of Operations

      The Company reported no revenue from operations for the three and nine months ended April 30, 2007 and 2006. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.


      For the three months ended April 30, 2007, the Company has a net loss from operations of approximately $11,800 due to administrative expenses and for the nine months ended April 30, 2007 the Company had a net loss from operations of approximately $94,000 due to the administrative expenses.

      Liquidity and Capital Resources

      On April 30, 2007, the Company had approximately $800 in cash and a working capital deficit of approximately $456,000. Net cash used by operating activities was approximately $99,000 for the nine months ended April 30, 2007 which was a result of a net loss for the period of approximately $115,000 offset by the imputed interest added back of approximately $21,000, and by a reduction in accounts payable and accrued liabilities of approximately $5,000.

      For the nine months ended April 30, 2007 financing activities from advances from shareholder loans amounted to approximately $86,000 and advances from related parties were approximately negative $14,000. The effect of exchange rate changes on cash for the period was negative $42.

      At April 30, 2007, the amount due to shareholders and related parties was approximately $394,000 compared to approximately $272,000 for the same period in the previous year.

      The Company's prior independent auditors had issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2006, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2006.

      Prior to the quarter ended April 30, 2007, the Company began to explore becoming involved in the development and provisioning of
      Internet Protocol TV ("IPTV").   In this regard, the Company was
      involved in on going discussions with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.


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

Item 3. Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and the Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Finance Officer has concluded that, as of April 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Under the share exchange agreement which became effective September 8, 2000, the Company issued 9,668,334 Common Shares in exchange for the same number of Common Shares issued and outstanding of Orbit Canada Inc. ("Orbit Canada"). Orbit Canada also exchanged its remaining 2,120,497 Common Shares for the same number of non-voting shares ("Exchangeable Shares"). Each exchangeable share can be exchanged into one Common Share of the Company. This transaction resulted in a reverse take over, thereby giving the shareholders of Orbit Canada control of the Company. At the time of exchange of shares, the existing board of directors resigned and the directors of Orbit Canada were appointed to the board of the Company.

     During the three months ended April 30, 2007, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of April 30, 2007, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

     During the quarter ended January 31, 2003, the Company negotiated with certain creditors to settle balances owing to the approximately $1,627,000 by issuing in payment of the debt 3,255,000 restricted shares of its Common Stock to Orbit Reorganization Facilitator Inc ("Orbit Reorganization")., an unaffiliated corporation set up solely to hold these shares in trust for the particular creditors. In connection with such transaction, all of such debt was transferred and assumed by Orbit Reorganization.

     In addition, during fiscal 2003, the Company issued a total of 590,000 Common Shares to two persons for consulting services provided to the Company.

     During fiscal year 2005, the Company issued 750,000 Common Shares for consulting services and issued 400,000 Common Shares to eight persons for an aggregate cash consideration of $48,872.

     In addition, during fiscal year 2005, the Company issued
     15,000,000 Common Shares to acquire the assets of PureNet.

     During fiscal year 2006, the Company issued 799,545 Common Shares to two persons for consulting services.

     All of the foregoing shares of Common Stock were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 3. Default Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security-Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits

     Exhibits.

    31.1  Certification  of  Chief  Executive  Officer  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
    31.2  Certification of Principal Financial Officer  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
    32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350)

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ORBIT E-COMMERCE, INC.
                             (Registrant)

Dated: June 18, 2007 By: /s/ Douglas C. Lloyd
                        Douglas C. Lloyd,
                        President and Chief Executive
                        Officer (Principal Executive
                        Officer and Principal
                        Accounting and Financial Officer)