Form 10KSB
period 2007-07-31
ORBIT E COMMERCE INC
filed 2007-11-13
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                  (X) Annual Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



                     For the fiscal year ended July 31, 2007

                                       OR

                ( ) Transition Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 001-03323


                             ORBIT E-COMMERCE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Nevada                                   91-1978600
        ----------------------------                      ----------------
        (State or Other Jurisdiction                      (I.R.S. Employer
       Incorporation or Organization)                  Identification Number)


               14845 Yonge Street, Aurora, Ontario, Canada L4G 6H8
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 905-751-1499

         Securities Registered under Section 12(b) of the Exchange Act:
                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
           Common stock, $.005 par value, 98,000,000 shares authorized

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [2007].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State Issuer's revenues for its most recent fiscal year: $ 0.

As of July 31, 2007, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (23,238,869) was approximately $3,100,000. The number of shares outstanding of the Common Stock ($0.005 par value) of the Issuer as of the close of business on July 31, 2007 was 38,538,869.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I.                                                                        1

  Item 1       Description of Business                                         1

  Item 2       Description of Property                                         7

  Item 3       Legal Proceedings                                               7

  Item 4       Submission of Matters to a Vote of Security Holders             8


Part II.                                                                       8

  Item 5       Market for Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities            8

  Item 6       Management's Discussion and Analysis or Plan of Operation       9

  Item 7       Financial Statements                                           12

  Item 8       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            12

  Item 8A      Controls and Procedures                                        13

  Item 8B      Other Information                                              13


Part III.                                                                     14

  Item 9       Directors, Executive Officers, Promoters, Control
               Persons and Corporate Governance: Compliance with
               Section 16(a) of the Exchange Act                              14

  Item 10      Executive Compensation                                         15

  Item 11      Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     16

  Item 12      Certain Relationships, Related Transactions and Director
               Independence                                                   17

  Item 13      Exhibits                                                       17

  Item 14      Principal Accountant Fees and Services                         18

               Signatures                                                     19

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


                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Orbit E-Commerce, Inc., formerly New Hilarity, Inc. (the "Company" and "OECI") was incorporated under the laws of the State of Idaho on February 27, 1930, for the primary purpose of exploring and developing mining properties. Prior to 1993, the Company had owned fifteen unpatented lode mining claims in the Coeur d'Alene Mining District of Shoshone County, Idaho. Due to the increased fees from the Bureau of Land Management on unpatented mining claims, and the depressed prices for silver and lead, the Company decided to abandon these mining claims in 1993. Accordingly, as of 1993, the Company became an inactive mining company, and the Company thereupon decided to explore alternative business opportunities. In April 1999, the Company reorganized under the laws of the State of Nevada and changed its name from Lexington Mining Company to New Hilarity, Inc. and on April 12, 2001 changed its name again to Orbit E-Commerce, Inc.

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

Orbit Canada was incorporated on October 7, 1999 in Ontario, Canada. Through the third quarter of fiscal 2001, Orbit Canada's efforts were devoted to the development of its Voice over Internet Protocol ("VoIP") Canadian network and raising capital. During the first three quarters of the 2001 fiscal year, Orbit Canada successfully completed its VoIP network across Canada in 12 locations between Vancouver and Montreal. Accordingly, through the end of fiscal 2001, Orbit Canada was considered to be in the development stage. Orbit Canada's past development activities consisted of the deployment of its VoIP long distance services as well as developing different communications solutions utilizing its VoIP technology.

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

NEED FOR ADDITIONAL FINANCING. For the year ended July 31, 2007, the Company had a net loss of $96,545 and, at July 31, 2007, had a working capital deficiency of $470,989. The continued operations are dependent upon the Company's ability to obtain additional financing and achieve success in its proposed new business venture. No assurance can be given, however, that the Company will be able to obtain additional financing or that any such business venture will be successful.

NET LOSSES; DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred accumulated net losses since inception of $10,391,275 and requires additional capital to continue operations. As a result, the Company's independent auditor's report, dated October 12, 2007, for the year ended July 31, 2007, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company are dependent upon the Company's ability to obtain long-term financing and the successful launch of new operations.

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

LISTING STATUS. The Company's common stock currently trades on the OTC Bulletin Board (OTCBB). Therefore, no assurances can be given that a liquid trading market will exist at the time any investor desires to dispose of any shares of the Company's Common Stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Company maintains its office address at 14845 Yonge Street, Aurora, Ontario Canada, on a month to month basis. Management believes such arrangements are adequate for its current needs.

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

ITEM 4. SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

        Period                                       Bid  Prices
        ------                                       -----------
        Fiscal year ended July 31, 2006:         High           Low
        Aug. 1, 2005 to Oct. 31, 2005            0.24          0.11
        Nov. 1, 2005 to Jan. 31, 2006            0.15          0.07
        Feb. 1, 2006 to April 30, 2006           0.17          0.08
        May 1, 2006 to July 31, 2006             0.35          0.08

        Fiscal year ended July 31, 2007:         High           Low
        Aug. 1, 2006 to Oct. 31, 2006            0.45          0.21
        Nov. 1, 2006 to Jan. 31, 2007            0.54          0.25
        Feb. 1, 2007 to April 30, 2007           0.35          0.18
        May 1, 2007 to July 31, 2007             0.27          0.12

      As of the July 31, 2007, there were approximately 2,800 record holders of the Company's Common Stock. This does not reflect persons or entities that had their stock in nominee or "street name".

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

      During fiscal 2005, the Company issued 750,000 shares of Common Stock for consulting services and issued 400,000 shares of Common Stock to eight persons for an aggregate cash consideration of $48,872.

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

      Results of Operations

      The Company reported no revenue from operations for the fiscal years ended July 31, 2007 and July 31, 2006. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN, a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company to offer VoIP and other data and long distance services in the United States and Canada. Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      As of October 2004 the Company`s wholly owned operating subsidiary, Orbit Canada Inc., declared voluntary bankruptcy. As a result there was a foregiveness of debt during the fiscal year ended July 31, 2005. This amount has been disclosed in the statements of operations as Foregiveness of Debt.

      Expenses were $96,545 for the year ended July 31, 2007 and were comprised primarily of costs associated with administrative expenses as well as legal, accounting and consulting services. This compares with a net expense of $108,025 for the year ended July 31, 2006 comprised primarily of costs associated with communications services, administrative expenses and legal and accounting.

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

      For the fiscal year ended July 31, 2007, the Company had a net loss of $96,545 compared with a net loss of $130,400 for the fiscal year ended July 31, 2006. This change is primarily due to the expenses mentioned above, and to imputed interest of $22,373 recorded in the prior year.

      Liquidity and Capital Resources

      On July 31, 2007, the Company had bank indebtedness of $263, compared to just under $268 in cash at the end of the previous fiscal year. The Company had a working capital deficit of $470,989 at the end of fiscal 2007, compared to a working capital deficit of $361,828 in the previous year.

      Cash used in operating activities was $80,484 for the year ended July 31, 2007 which was primarily the result of a net loss of $$96,545 for the period, including the effect of an increase in accounts payable and accrued liabilities of $16,061 and the effect of the issuance of shares of Common Stock.

      For the year ended July 31, 2007, the Company obtained net cash of $92,832 from financing activities, primarily from monies received from shareholders and related parties.

      For the year ended July 31, 2007, the effect of exchange rate charges on cash was an approximate negative $12,616.

      As a result of the Company's recurring losses and deficiency in working capital, the Company's independent auditor's report, dated October 12, 2007, for the year ended July 31, 2007, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Prior to the quarter ended April 30, 2005, the Company began to explore becoming involved in the development and provisioning of Internet Protocol TV ("IPTV"). In this regard, the Company became involved in on going discussions with PureNet.TV Canada Inc., an Ontario corporation, a related party, concerning a merger to take advantage of PureNet's research and development accomplishments in IPTV. Such discussions resulted in the consummation of the transaction described below.

      PureNet Acquisition

      On December 28, 2004, the Company entered into an Asset Acquisition Agreement with PureNet, to acquire all of PureNet's assets in connection with its IPTV business. Subsequently, on January 3, 2005, the Company completed the transactions contemplated by the PureNet Agreement, whereby the Company acquired all of the aforesaid assets of PureNet. IPTV enables a wide range of television programming, low-cost video-conferencing, video-on-demand and other services all in digital broadcast quality levels. With IPTV, video services are delivered directly to subscribers' television sets primarily over DSL networks. The acquisition of PureNet's assets included all technical schematics covering a patented IPTV video/internet system, implementation capabilities, strategic partnerships with major equipment and video content suppliers, software developers, product and services.

      Pursuant to the terms of the PureNet Agreement, the Company acquired the assets in exchange for 15,000,000 newly issued restricted shares of common stock. Douglas C. Lloyd, the Company's President, Chief Executive Officer and director, is the President, a director and shareholder of PureNet.

      Impairment of Assets

      Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets would not be recoverable. During the year, management has deemed that serious impairment in the value of its network equipment has occurred as it is no longer carrying on a Voice over the Internet Protocol (VoIP) business and does not intend to in the future. Accordingly it has disposed of all these assets.

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

      Recently Issued Accounting Standards

      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we have adopted SFAS 123R effective July 1, 2005.

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

ITEM 8A.CONTROLS AND PROCEDURES

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

      At the end of the period covered by this Annual Report on Form 10- KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended July 31, 2007, McCarney Greenwood LLP identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

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

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

                                                                       Year
                           Age and                                 First Became
        Name               Office             Present Position      a Director
        ----               ------             ----------------      ----------

      Douglas C. Lloyd   54 President and    Chief Executive Officer    2000

      None of the directors and executive officers is related to any other director or officer of the Company.

      Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

      DOUGLAS C. LLOYD has been President and Chief Executive Officer of the Company since July 2001 and a director since September 2000. From September 2000 to July 2001, he was also Vice President and Chief Technology Officer of the Company. For more than five years prior thereto, Mr. Lloyd was a consultant in the telecommunications field. His extensive experience includes designing, building and marketing large-scale satellite, microwave (fixed wireless), and fiber optic networks in Canada and internationally.

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

Item 10. Executive Compensation

      The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended July 31, 2007, 2006 and 2005, of those persons who were, at July 31, 2007, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

      Summary Compensation Table

      Annual Compensation

        Name and Principal     Fiscal
             Position           Year       Salary         Bonus
             --------           ----       ------         -----

        Douglas C. Lloyd        2007         $0            $0
        President and Chief     2006         $0            $0
        Executive officer       2005         $0            $0

      Long-Term Compensation

                                           Shares
        Name and Principal     Fiscal    Underlying     All Other
             Position           Year       Options    Compensation
             --------           ----       -------    ------------

        Douglas C. Lloyd        2007          0            $0
        President and Chief     2006          0            $0
        Executive Officer       2005          0            $0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of July 31, 2007, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                                        Amount and Nature of         Percent
             Name                       Beneficial Ownership        of Class
             ----                       --------------------        --------

      PureNet.TV Canada Inc.                   15,000,000             38.9%
      Douglas C. Lloyd(1)*                     15,300,000             39.7%
      Orbit Reorganization Facilitator Inc.     3,205,000              8.3%
      All Executive Officers and
         Directors as a Group                  15,300,000             39.7%

----------
      * Indicates a Director of the Company. His address is 14845 Yonge Street, Aurora, Ontario, Canada L4G 6H8.

      (1) Includes 15,000,000 shares owned by PureNet.TV Canada Inc. which shares Mr. Lloyd may be deemed to beneficially own.

Item 12. Certain Relationships and Related Transactions

      During fiscal 2002 and 2003, the Company borrowed funds from the wife of Mr. Lloyd which loans bear interest at 10% per annum, calculated and payable monthly and which is due on demand. At July 31, 2007, the amount due was $13,025.

      See "Introduction" under Part I, Item 1 "Description of Business" for information on the transaction effected with PureNet in which the Company acquired the assets of PureNet in exchange for 15,000,000 restricted shares of Common Stock. Douglas C. Lloyd, the Company's President, Chief Executive Officer and a director, is the President, a director and shareholder of PureNet.

Item 13. Exhibits

      (a) Exhibits.

      2.1 Agreement and Plan of Reorganization dated August 3, 2000 by and between New Hilarity, Inc. and Orbit Canada Inc.(1)
      3.1   Articles of Incorporation.(3)
      3.2 Certificate of Change in Number of Authorized Shares of New Hilarity, Inc. (filed August 31, 2000).(1)
      3.3 Certificate of Amendment to Certificate of Incorporation (filed April 31, 2001).(2)
      3.4   Bylaws.(3)
      4.1   2003 Non-Qualified Stock Option Plan.(5)
      10.1  Operating Agreement of Phoenix TelNet, LLC dated October 1, 2002.(4)
      10.2 Contribution Agreement between Orbit E-Commerce, Inc. and Phoenix TelNet, LLC dated October 1, 2002.(4)
      10.3 Asset Acquisition between Orbit E-Commerce, Inc. and PureNet.TV Canada Inc. dated as of December 28, 2004(6)
      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d- 14 of the Exchange Act)
      31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
      99.1  Form of Warrants issued to Warrant Holders of Orbit Canada Inc.(1)
      99.2 Exchangeable Share Support Agreement between New Hilarity, Inc. and Orbit Canada Inc.(2)

----------
      (1) Filed as an exhibit to the Company's Current Report of Form 8-K dated September 8, 2000, and incorporated by reference herein.

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

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended July 31, 2007 and July 31, 2006:

                                       Fiscal 2007          Fiscal 2006
        Fee Category                      Fees                 Fees
        ------------                      ----                 ----

        Audit Fees                      $12,500              $17,500
        Audit Related Fees              $11,800                   $0
        Tax Fees                             $0                   $0
        All Other Fees                       $0                   $0
        Total Fees                      $24,300              $17,500

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

      Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

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


                                       ORBIT E-COMMERCE, INC.
                                            (Registrant)


                                   By /s/ Douglas C. Lloyd, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Accounting and Financial Officer)


                                   Dated:  November 12, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

       Signature                   Title                       Date


/s/ Douglas C. Lloyd      President, Chief Executive       November 12, 2007
---------------------     Officer and Director
Douglas C. Lloyd          (Principal Executive Officer
                          and Principal Accounting
                          and Financial Officer)

                             ORBIT E-COMMERCE, INC.

                              FINANCIAL STATEMENTS

                                  JULY 31, 2007

                             ORBIT E-COMMERCE, INC.

                              FINANCIAL STATEMENTS

                                  July 31, 2007


                                    CONTENTS

                                                                         Page

Auditors' Report                                                          22
Balance Sheet                                                             23
Statements of Changes in Shareholders' Deficit                            24
Statements of Operations and Comprehensive Loss                           25
Statements of Cash Flows                                                  26
Notes to Financial Statements                                          27 - 31

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM


Board of Directors and Stockholders of:
ORBIT E-COMMERCE, INC.

We have audited the accompanying Balance sheet of ORBIT E-COMMERCE, INC. as at July 31, 2007 and the related Statements of Changes in Shareholders' Deficit, Operations and Comprehensive Loss, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements for the year ended July 31, 2006 were audited by another auditor whose report expressed an unqualified opinion on those statements. The financial statements for the year ended July 31, 2006 included total revenues of $0 and net loss of $130,400.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBIT E-COMMERCE, INC. as at July 31, 2007 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ORBIT E-COMMERCE, INC. will continue as a going concern. As more fully described in
Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding theses matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ McCarney Greenwood LLP


Toronto, Canada                                   McCarney Greenwood LLP
October 12, 2007                                   Chartered Accountants
                                                Licensed Public Accountants

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                                  Balance Sheet
                                                                        July 31
                                                                           2007
--------------------------------------------------------------------------------

Assets

Current
  Cash and cash equivalents                                        $         --
                                                           ---------------------

  Total current assets                                                       --

Investment in IPTV Assets (Note 6)                                           --

Phoenix Telnet LLC Joint Venture                                             --
                                                           ---------------------

Total assets                                                       $         --
================================================================================

Liabilities and Shareholders' Deficit

Current
  Bank indebtedness                                                $        263
  Accounts payable                                                       66,861
  Accrued liabilities                                                    16,421
  Due to related party (Note 3)                                          13,025
  Due to shareholders (Note 3)                                          374,419
                                                           ---------------------

  Total current liabilities                                             470,989
                                                           ---------------------

Shareholders' Deficit
  Common stock ($0.005 par value): Authorized:
       98,000,000 shares
     Issued: 38,538,869 at July 31, 2007                                192,695
  Preferred stock ($0.005 par value): Authorized:
       2,000,000 shares
     Issued: no shares issued at July 31, 2007                               --
  Capital in excess of par value                                      9,934,919
  Cumulative translation adjustment                                    (207,328)
  Accumulated deficit                                               (10,391,275)
                                                           ---------------------

                                                                       (470,989)
                                                           ---------------------

Total liabilities and shareholders' deficit                        $         --
================================================================================


                        See Notes to Financial Statements

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                  Statements of Changes in Shareholders' Deficit
                                                                   July 31, 2007
--------------------------------------------------------------------------------

                                                                              Capital in                       Other
                                        Exchangeable   Common      Paid up    Excess of     Accumulated   Comprehensive
                                           Shares      Shares      Amount      Par value      Deficit          Loss        Total
                                        -------------------------------------------------------------------------------------------

Balance, July 31, 2005                     269,597   37,739,324   $ 188,697    $9,830,392   $(10,164,330)   $(194,250)   $(339,491)

For the period from August 1, 2005 to
    July 31, 2006
  Shares issued for legal and
    accounting services                         --      799,545       3,998        82,452             --           --       86,450

Imputed interest on related party notes         --           --          --        22,075             --           --       22,075
Foreign currency translation adjustment         --           --          --            --             --         (462)        (462)
Loss for the year ended July 31, 2006           --           --          --            --       (130,400)          --     (130,400)
                                        -------------------------------------------------------------------------------------------

Balance, July 31, 2006                     269,597   38,538,869   $ 192,695    $9,934,919   $(10,294,730)   $(194,712)   $(361,828)

For the year from August 1, 2006 to
    July 31, 2007
  Foreign currency translation adjustment       --      (12,616)    (12,616)
Loss for the year ended July 31, 2007           --           --          --            --        (96,545)          --      (96,545)
                                        -------------------------------------------------------------------------------------------

Balance, July 31, 2007                     269,597   38,538,869   $ 192,695    $9,934,919   $(10,391,275)   $(207,328)   $(470,989)
                                        ===========================================================================================


                        See Notes to Financial Statements

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                         Statements of Operations and Changes in
                                                              Comprehensive Loss
                                                       July 31          July 31
                                                          2007             2006
--------------------------------------------------------------------------------

Expenses
  Selling, general and administrative                   96,545          108,025
                                                  ------------------------------

                                                        96,545          108,025
                                                  ------------------------------

Loss from operations                                   (96,545)        (108,025)

  Interest expense                                          --          (22,375)
                                                  ------------------------------

Net loss                                               (96,545)        (130,400)
                                                  ------------------------------


Other comprehensive loss
  Foreign currency translation adjustment              (12,616)            (462)
                                                  ------------------------------

Net comprehensive loss                                (109,161)        (130,862)
================================================================================

Net loss per common share                         $         --     $         --
================================================================================

Weighted average shares outstanding                 38,538,869       38,299,006
================================================================================


                        See Notes to Financial Statements

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                        Statements of Cash Flows
                                                           July 31      July 31
                                                             2007          2006
--------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities
  Net loss for the year                                  $ (96,545)   $(130,400)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Common stock issued for services                           --       86,450
     Imputed interest on advances from shareholders             --       22,075
     Changes in assets and liabilities relating
      to operations
        Accounts payable and accrued liabilities            16,061      (75,521)
                                                         -----------------------

                                                           (80,484)     (97,396)
                                                         -----------------------

Financing activities
  Advances from shareholders                                79,544      110,832
  Repayments to related parties                                 --      (25,027)
  Advances from related parties                             13,025           --
  Increase in bank overdraft                                   263           --
                                                         -----------------------

                                                            92,832       85,805
                                                         -----------------------

Effect of exchange rate changes on cash                    (12,616)        (462)
                                                         -----------------------

Decrease in cash                                              (268)     (12,053)

Cash, beginning of year                                        268       12,321
                                                         -----------------------

Cash, end of year                                        $      --    $     268
================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
     Interest                                            $      --    $      --
     Income taxes                                        $      --    $      --
  Non-cash transactions:
        -  shares in common stock issued for
           services (2006 - 799,545)                     $      --    $  86,450
================================================================================


                        See Notes to Financial Statements

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                   Notes to Financial Statements
                                                                         July 31
                                                                            2007
--------------------------------------------------------------------------------

1.    ORGANIZATION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      a.    Nature of Business

      New Hilarity, Inc. a corporation organized under the laws of the State of Nevada changed its name to Orbit E-Commerce, Inc. ("OECI" or the "Company"). The Company during 2001 changed its business indirectly through the acquisition of a Canadian subsidiary Orbit Canada Inc. ("Orbit Canada"). Orbit Canada was incorporated under the laws of the Province of Ontario, Canada on October 7, 1999. Since inception Orbit Canada's efforts have been devoted to the development of its VoIP Canadian network and raising capital. This focus subsequently changed to the development of an American network which was abandoned during fiscal 2004.

      The Company's Canadian subsidiary filed for bankruptcy on October 8, 2004.

      The Company is currently seeking a business association to develop new opportunities.

      b.    Foreign Currency Translation

      These financial statements are stated in United States dollars, "the reporting currency". The transactions of the Company have been recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars to United States dollars amounts have been made at the period end exchange rates for the balance sheet items and the average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments to reporting currency are included as a component of shareholders' deficit.

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

      e.    Impairment of Assets

      Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount of an asset to its undiscounted projected cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset. Management determines fair value based on the estimated net recoverable amount of the assets.

      f.    Income Taxes

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

      g.    Fair Values

      The carrying amounts of financial instruments of the Company approximate fair value because of their short maturity.

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                   Notes to Financial Statements
                                                                         July 31
                                                                            2007
--------------------------------------------------------------------------------

1.    ORGANIZATION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      h.    Comprehensive income

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" SFAS No. 130, which was adopted by the Company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

      i.    Stock Based Compensation

      The Company accounts for stock options issued to directors and others for consulting services under SFAS 123R. An expense is recorded based on the fair value at the date of grant.

      j.    Recently Issued Accounting Standards

      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, the Company has adopted SFAS 123R effective July 1, 2005.

      As such, effective with the Company's fiscal quarter ending October 31, 2005, SFAS 123R has eliminated the Company's ability to account for stock options using the method permitted under APB 25 and instead requires the recognition of compensation expense should the Company issue options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the financial statements.

      The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position results of operations, or cash flows.

2.    GOING CONCERN

      As shown in the accompanying financial statements, the Company has incurred recurring losses from operations of $96,545 and $130,400 in 2007 and 2006, respectively, has an accumulated deficit of $10,391,275 and a working capital deficiency of $470,989 as at July 31, 2007. These conditions raise substantial doubt as to OECI's ability to continue as a going concern. The continued operations of OECI are dependent upon OECI's ability to obtain long-term financing and the successful launch of the American operations. Management is continuing to seek long-term financing using either equity or debt or a combination thereof. The financial statements do not include any adjustments that might be necessary if OECI is unable to continue as a going concern

3.    DUE TO SHAREHOLDERS AND RELATED PARTY

      The amounts due to shareholders and to related party include $387,444 for the year ended July 31, 2007. These amounts are non-interest bearing and have no specific terms of repayment.

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                   Notes to Financial Statements
                                                                         July 31
                                                                            2007
--------------------------------------------------------------------------------

4.    SHARE CAPITAL

         Authorized                                                       Outstanding
                                                                    July 31,        July 31,
                                                                        2007            2006
                                                                  --------------------------
                      Non-voting retractable exchangeable share      269,597         269,597
          Unlimited   Non-voting First Preference share                  nil             nil
          2,000,000   Preferred Stock par value $0.005                   nil             nil
                      Common shares par value $0.005              38,538,869      38,538,869

      Under the share exchange agreement which became effective September 8, 2000, the Company issued 9,668,334 Common Shares in exchange for the same number of Common Shares issued and outstanding of Orbit Canada. Orbit Canada also exchanged its remaining 2,120,497 Common Shares for the same number of non-voting shares ("Exchangeable Shares"). Each Exchangeable Share can be exchanged into one Common Share of the Company. This transaction resulted in a reverse take over, thereby giving the shareholders of Orbit Canada control of the Company. At the time of exchange of shares, the existing board of directors resigned and the directors of Orbit Canada were appointed to the board of the Company.

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                  Notes to Financial Statements
                                                                        July 31
                                                                           2007
--------------------------------------------------------------------------------

4.    SHARE CAPITAL (CONTINUED)

      During 2006 and 2005, the Company issued 799,545 and 750,000 common shares, respectively, for services and recognized $86,450 and $75,000, respectively, for expense based on the market price of the underlying shares.

      During 2005, the Company issued 28,000 common shares, respectively, in exchange for an equal amount of non-voting exchangeable shares.

5.    INCOME TAXES

      The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $664,800 at July 31, 2007, and will expire at 2027.

      At July 31, 2007, deferred tax assets consisted of the following:

         Deferred tax assets
               Net operating losses                           $  3,080,000
               Less: valuation allowance                      $ (3,080,000)
                                                              ------------

               Net deferred tax asset                         $         --
                                                              ============

      The Company also has available to it approximately $9,000,000 in net capital losses which have no expiry date.

6.    IMPAIRMENT OF IPTV ASSETS

      On December 29, 2004 the Company entered into an agreement with PureNet.TV Canada Inc. ("Purenet") to acquire 100% of Purenet's Internet Protocol TV ("IPTV") technology assets. The agreement closed on January 5, 2005. As consideration, the Company issued from treasury 15,000,000 common shares to Purenet. The investment in the IPTV assets had been recorded in these financial statements at the closing market price of the Company's common shares on the date of acquisition. In 2005, the Company's management deemed that impairment in the value of it's IPTV assets had occurred. Accordingly, these assets had been written down to their fair value based on their estimated net recoverable amount. As a result, OECI expensed the IPTV development costs of $1,800,000 that year.

7.    LEGAL PROCEEDINGS

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

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                  Notes to Financial Statements
                                                                        July 31
                                                                           2007
--------------------------------------------------------------------------------

7.    LEGAL PROCEEDINGS (Continued)

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

      The Argiros-McMehen Action seeks to recover damages against Mr. Argiros and Mr. McMehen for breach of fiduciary duty by misappropriating funds of the Company and converting same to their own personal use and/or that of other corporations of which they are principals, including Conundrum; and damages in the amount of $54,219, wrongfully misappropriated by Mr. Argiros from the Company and converted to Mr. Argiros' personal use for his own personal gain. Such Action also seeks the return from Mr. Argiros and Mr. McMehen of a total of 1,400,000 common shares, representing the shares of common stock in the Company owned beneficially by them. The defendants in this action have filed an answer to these claims generally denying the allegations.

      Such actions went to Court ordered mediation which resulted in the actions being settled in principle although the final terms of the settlement were never resolved. During fiscal 2003, such actions were consolidated into one case wherein counsel for the Company filed an amended statement of claim which consolidated the causes of action in the two cases. The defendants filed an amended answer denying the allegations and asserting a counterclaim. Counsel for the parties agreed to transfer the matter to a case master for more efficient case management. However, such action is currently being held in abeyance. The Company believes the outcome of the foregoing matter is uncertain at this time and the impact, if any, on the financial position and results of operations of the Company is not determinable. The company has not recorded any assets or liabilites in relation to these legal proceedings since such amounts cannot be reasonably estimated.

      Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.