Form 10QSB
period 2007-10-31
ORBIT E COMMERCE INC
filed 2007-12-26
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


      |X| Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 2007

                                       OR

      |_| Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the transition period from ______ to ______

                        Commission File Number: 001-03323


                             ORBIT E-COMMERCE, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                       91-1978600
  -------------------------------                       ----------------
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

                                 Yes |X| No |_|

Indicate by check mark whether the issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act):

                                 Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,538,869 shares of Common Stock with par value of $0.005 were outstanding as of October 31, 2007.

                          Part I. FINANCIAL INFORMATION

                         INDEX TO FINANCIAL INFORMATION


Period Ended October 31, 2007

                                                                          PAGE


Item 1. Financial Statements                                                3

   Balance Sheets                                                           3
   Statements of Changes in Shareholders' Equity                            4
   Statements of Income                                                     5
   Statements of Cash Flows                                                 6
   Notes to Financial Statements                                            7

Item 2. Management's Discussion and Analysis or Plan of Operation         8 - 9

Item 3. Controls and Procedures                                             9


Part II. OTHER INFORMATION                                                 10

Item 1. Legal Proceedings                                                  10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        10

Item 3. Default Upon Senior Securities                                     11

Item 4. Submission of Matters to a Vote of Security-Holders                11

Item 5. Other Information                                                  11

Item 6. Exhibits                                                           11

Signature                                                                  12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

=====================================================================================
                                                               ORBIT E-COMMERCE, INC.
                                                                       Balance Sheets

                                                        October 31,          July 31
                                                               2007             2007
-------------------------------------------------------------------------------------
                                                       (Unaudited)

Assets

Current
  Cash and cash equivalents                           $      53,073    $          --
                                                      -------------------------------

Total assets                                          $      53,073    $          --
=====================================================================================

Liabilities and Shareholders' Deficit

Current
  Bank indebtedness                                   $          --    $         263
  Accounts payable                                           68,924           66,861
  Accrued liabilities                                        34,410           16,421
  Due to shareholders                                       473,141          387,444
                                                      -------------------------------

                                                            576,475          470,989
                                                      -------------------------------

Shareholders' Deficit
  Common stock ($0.005 par value): Authorized:
     98,000,000 shares Issued: 38,538,869 at
     October 31, 2007 (38,538,869 at July 31, 2007)         192,695          192,695
  Capital in excess of par value                          9,934,919        9,934,919
  Accumulated translation adjustment                       (244,903)        (207,328)
  Accumulative deficit                                  (10,406,113)     (10,391,275)
                                                      -------------------------------

                                                           (523,402)        (470,989)
                                                      -------------------------------

Total liabilities and shareholders' deficit           $      53,073    $          --
=====================================================================================

                             See accompanying notes

===================================================================================================================================
                                                                                                           ORBIT E-COMMERCE, INC.
                                                                                   Statements of Changes in Shareholders' Deficit

July 31, 2007 (Unaudited October 31, 2007)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Capital in                      Other
                                     Exchangeable    Common        Paid up    Excess of    Accumulated    Comprehensive
                                        Shares       Shares        Amount     Par value      Deficit          Loss          Total
                                     ----------------------------------------------------------------------------------------------
Balance,  July 31,2005                 269,597    37,739,324    $  188,697   $9,830,392    $(10,164,330)   $ (194,250)   $ (339,491)

For the year from August 1, 2005
  to July 31, 2006
  Shares issued for legal and
    accounting services                     --       799,545         3,998       82,452              --            --        86,450
  Imputed interest on related
    party notes                             --            --            --       22,075              --            --        22,075
  Foreign currency translation
    adjustment                              --            --            --           --              --          (462)         (462)
  Loss for the year ended
    July 31, 2006                           --            --            --           --        (130,400)           --      (130,400)
                                     ----------------------------------------------------------------------------------------------

Balance, July 31, 2006                 269,597    38,538,869    $  192,695   $9,934,919    $(10,294,730)   $ (194,712)   $ (361,828)

For the year from August 1, 2006
  to July 31, 2007
  Foreign currency translation
    adjustment                                                                                       --       (12,616)      (12,616)
  Loss for the year ended
    July 31, 2007                                                                               (96,545)           --       (96,545)
                                     ----------------------------------------------------------------------------------------------

Balance, July 31, 2007                 269,597    38,538,869    $  192,695   $9,934,919    $(10,391,275)   $ (207,328)   $ (470,989)

For the period from August 1, 2007
  to October 31, 2007
  Foreign currency translation
    adjustment                              --            --            --           --              --       (37,575)      (37,575)
  Loss for the period ended
    October 31, 2007                        --            --            --           --         (14,838)           --       (14,838)
                                     ----------------------------------------------------------------------------------------------

Balance, October 31, 2007              269,597    38,538,869       192,695    9,934,919     (10,406,113)     (244,903)     (523,402)
                                     ==============================================================================================

                             See accompanying notes

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                         Statements of Operations and Changes in
                                                              Comprehensive Loss
                                                                     (Unaudited)

                                                  For the Three    For the Three
                                                   Months Ended     Months Ended
                                                    October 31,      October 31,
                                                           2007             2006
--------------------------------------------------------------------------------

Expenses
  Selling, general and administrative                    14,838          17,960
                                                   -----------------------------

Loss from operations                                    (14,838)        (17,960)

Interest expense                                             --          (7,145)
                                                   -----------------------------

Net loss                                                (14,838)        (25,105)

Other comprehensive loss
  Foreign currency translation adjustment               (37,575)             --
                                                   -----------------------------

Net comprehensive loss                                  (52,413)        (25,105)

================================================================================

Net loss per common share                          $       0.00    $       0.00
================================================================================

Weighted average number of shares
   Basic and fully diluted                           38,538,869      38,538,869
================================================================================


                             See accompanying notes

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                        Statements of Cash Flows
                                                                     (Unaudited)

                                                  For the Three    For the Three
                                                   Months Ended     Months Ended
                                                    October 31,      October 31,
                                                           2007             2006

--------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities
  Net loss for the period                             $ (14,838)      $ (25,105)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Imputed interest                                        --           7,145
     Changes in:
        Accounts payable and accrued liabilities         20,052           1,888
                                                      --------------------------

                                                          5,214         (16,072)
                                                      --------------------------

Financing activities
  Advances from shareholders                             85,697          15,572
  Bank indebtedness repayment                              (263)             --
                                                      --------------------------

                                                         85,434          15,572
                                                      --------------------------

Effect of exchange rate changes on cash                 (37,575)            886
                                                      --------------------------

Increase in cash                                         53,073             386

Cash, beginning of period                                    --             268
                                                      --------------------------

Cash, end of period                                   $  53,073       $     654
================================================================================

Supplemental Cash Flow Information
  Cash paid during the year for:
     Interest                                         $      --       $      --
     Income taxes                                     $      --       $      --
================================================================================

                             See accompanying notes

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                   Notes to Financial Statements
                                                                October 31, 2007
                                                                     (Unaudited)
--------------------------------------------------------------------------------

Item 1. Basis of Presentation.

      The accompanying unaudited interim financial statements of Orbit E-Commerce, Inc. ("Orbit") have been prepared by management in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Orbit's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the 10-KSB have been omitted.

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

      Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2007. The Company does not intend to update these forward- looking statements.

      Results of Operations

      The Company reported no revenue from operations for the three months ended October 31, 2007 and 2006. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix resulting from the agreements entered into with GAN. On October 1, 2002, agreements were signed between the Company and GAN & Associates, Inc. ("GAN"), a privately held company, to form and operate an American based company called Phoenix TelNet, LLC, a Delaware limited liability company ("Phoenix") to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      For the three months ended October 31, 2007, the Company has a net loss from operations of $14,838 primarily due to administrative expenses and for the three months ended October 31, 2006 the Company had a net loss from operations of approximately $25,105 due primarily to the administrative expenses and imputed interest on shareholder loans.

      Liquidity and Capital Resources

      On October 31, 2007, the Company had $53,073 in cash and a working capital deficit of $523,402. Net cash generated from operating activities was $5,214 for the three months ended October 31, 2007 which was a result of a net loss for the period of approximately $15,000 offset by an increase in accounts payable and accrued liabilities of approximately $20,000.

      For the three months ended October 31, 2007 financing activities from advances from shareholder loans amounted to approximately $86,000. The effect of exchange rate changes on cash for the period was approximately negative $37,000.

      At October 31, 2007, the amount due to shareholders was $473,141 compared to $387,444 for the same period in the previous year.

      Subsequent to the end of fiscal quarter ended October 31, 2007, an existing shareholder had purchased 300,000 additional shares of the company for total consideration of approximately $69,000.

      The Company's independent auditors had issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2007, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2007.

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

Item 3. Controls and Procedures.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of October 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and
      (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Reference is made to the Company's Form 10-KSB for the year ended July 31, 2007 and the financial statements included therein and in particular to
      Part I, Item 3 and Note 7 to the financial statements, the full contents of which are incorporated by reference herein in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934, for information on litigation involving the Company. In August 2004, management decided it was in the best interest of the Company to agree with the defendant's proposal to drop all claims under the above mentioned legal action. No further action has been taken to date.

      Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Under the share exchange agreement which became effective September 8, 2000, the Company issued 9,668,334 Common Shares in exchange for the same number of Common Shares issued and outstanding of Orbit Canada Inc. ("Orbit Canada"). Orbit Canada also exchanged its remaining 2,120,497 Common Shares for the same number of non-voting shares ("Exchangeable Shares"). Each exchangeable share can be exchanged into one Common Share of the Company. This transaction resulted in a reverse take over, thereby giving the shareholders of Orbit Canada control of the Company. At the time of exchange of shares, the existing board of directors resigned and the directors of Orbit Canada were appointed to the board of the Company. During the three months ended October 31, 2007, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of October 31, 2007, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

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

                             ORBIT E-COMMERCE, INC.
                                  (Registrant)

Dated: December 19, 2007       By: /s/ Douglas C. Lloyd
                                   --------------------------------
                                   Douglas C. Lloyd,
                                   President and Chief Executive
                                   Officer (Principal Executive
                                   Officer and Principal
                                   Accounting and Financial Officer)