Form 10QSB
period 2008-01-31
ORBIT E COMMERCE INC
filed 2008-03-24
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended January 31, 2008

                                       OR

|_| Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from _________ to _________


                        Commission File Number: 001-03323


                             ORBIT E-COMMERCE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 NEVADA                                   91-1978600
                 ------                                   ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,838,869 shares of Common Stock with par value of $0.005 were outstanding as of January 31, 2008.

                          Part I. FINANCIAL INFORMATION


                         INDEX TO FINANCIAL INFORMATION


Period Ended January 31, 2008

                                                                            PAGE

  Item 1. Financial Statements                                                 3

      Balance Sheets                                                           3
      Statements of Changes in Shareholders' Equity                            4
      Statements of Income and Comprehensive Income                            5
      Statements of Cash Flows                                                 6
      Notes to Financial Statements                                            7

  Item 2. Management's Discussion and Analysis or Plan of Operation          8-9

  Item 3. Controls and Procedures                                              9


Part II. OTHER INFORMATION                                                    10

  Item 1. Legal Proceedings                                                   10

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         10

  Item 3. Default Upon Senior Securities                                      10

  Item 4. Submission of Matters to a Vote of Security-Holders                 10

  Item 5. Other Information                                                   10

  Item 6. Exhibits                                                            11

  Signatures                                                                  12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

==================================================================================
                                                            ORBIT E-COMMERCE, INC.
                                                                    Balance Sheets

                                                        January 31         July 31
                                                              2008            2007
----------------------------------------------------------------------------------
                                                       (Unaudited)

Assets

Current
  Cash                                                $         93    $         --
                                                      ----------------------------
Total assets                                          $         93    $         --
==================================================================================


Liabilities and Shareholders' Deficit

Current
  Bank indebtedness                                   $         --    $        263
  Accounts payable                                          71,057          66,861
  Accrued liabilities                                        9,962          16,421
  Due to shareholders                                      366,095         387,444
                                                      ----------------------------
                                                           447,114         470,989
                                                      ----------------------------

Shareholders' Deficit
  Common stock ($0.005 par value)
      Authorized: 98,000,000 shares;
      Issued: 38,838,869 shares at January 31, 2008
      (38,538,869 shares at July 31, 2007)                 194,195         192,695
  Capital in excess of par value                        10,002,408       9,934,919
  Accumulated other comprehensive loss                    (229,823)       (207,328)
  Accumulated deficit                                  (10,413,801)    (10,391,275)
                                                      ----------------------------
                                                          (447,021)       (470,989)
                                                      ----------------------------
Total liabilities and shareholders' deficit           $         93    $         --
==================================================================================

====================================================================================================================================
                                                                                                              Orbit E-Commerce, Inc.
                                                                                        Statement of Changes in Shareholders' Equity
July 31, 2007 (Unaudited January 31, 2008)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                              Capital in                      Other
                                    Exchangeable    Common       Paid up      Excess of     Accumulated   Comprehensive
                                       Shares       Shares       Amount        Par Value      Deficit         Loss           Total
                                    ------------------------------------------------------------------------------------------------
Balance, July 31,2005                 269,597     37,739,324    $ 188,697    $ 9,830,392   $(10,164,330)    $(194,250)    $(339,491)

For the year from August 1, 2005
  to July 31, 2006
  Shares issued for legal and
     accounting services                   --        799,545        3,998         82,452             --            --        86,450
  Imputed interest on related
     party notes                           --             --           --         22,075             --            --        22,075
  Foreign currency translation
     adjustment                            --             --           --             --             --          (462)         (462)
  Loss for the year ended
     July 31, 2006                                                                             (130,400)           --      (130,400)
                                    ------------------------------------------------------------------------------------------------
Balance, July 31, 2006                269,597     38,538,869    $ 192,695    $ 9,934,919   $(10,294,730)    $(194,712)    $(361,828)

For the year from August 1, 2006
  to July 31, 2007

  Foreign currency translation
     adjustment                                                                                      --       (12,616)      (12,616)
  Loss for the year ended
     July 31, 2007                                                                              (96,545)           --       (96,545)
                                    ------------------------------------------------------------------------------------------------
Balance, July 31, 2007                269,597     38,538,869    $ 192,695    $ 9,934,919   $(10,391,275)    $(207,328)    $(470,989)

For the period from August 1, 2007
  to January 31, 2008
  Shares issued for cash                             300,000        1,500         67,489                                     68,989

  Foreign currency translation
     adjustment                            --             --           --             --             --       (22,495)      (22,495)
  Loss for the period ended
     January 31, 2008                      --             --           --             --        (22,526)           --       (22,526)
                                    ------------------------------------------------------------------------------------------------
Balance, January 31, 2008             269,597     38,838,869    $ 194,195    $10,002,408   $(10,413,801)    $(229,823)    $(447,021)
                                    ================================================================================================

================================================================================================================
                                                                                          ORBIT E-COMMERCE, INC.
                                                                    Statement of Income and Comprehensive Income
                                                                                                     (Unaudited)

                                          For the Three      For the Three        For the Six        For the Six
                                           Months Ended       Months Ended       Months Ended       Months Ended
                                             January 31         January 31         January 31         January 31
                                                   2008               2007               2008               2007
----------------------------------------------------------------------------------------------------------------

Revenue                                    $         --       $         --       $         --       $         --

Expenses
  Selling, general and administrative             7,636             64,251             22,474             82,211
                                           ---------------------------------------------------------------------

                                                  7,636             64,251             22,474             82,211
                                           ---------------------------------------------------------------------

Loss from operations                             (7,636)           (64,251)           (22,474)           (82,211)

Interest expense                                    (52)             8,431                (52)           (15,576)
                                           ---------------------------------------------------------------------

Net loss                                   $     (7,688)      $    (55,820)      $    (22,526)      $    (97,787)

  Foreign currency translation                   15,080             11,380            (22,495)            11,380
                                           ---------------------------------------------------------------------

Net comprehensive income (loss)            $      7,392       $    (44,440)      $    (45,021)      $    (86,407)
================================================================================================================

Net income per common share                $         --       $         --       $         --       $         --
================================================================================================================

Weighted average number of shares
       Basic and fully diluted               38,825,826         38,538,869         38,682,347         38,538,869
================================================================================================================

===========================================================================================
                                                                     ORBIT E-COMMERCE, INC.
                                                                    Statement of Cash Flows
                                                                                (Unaudited)

                                                               For the Six      For the Six
                                                              Months Ended     Months Ended
                                                                January 31       January 31
                                                                      2008             2007
-------------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities
  Net loss for the period                                         $(22,526)        $(97,787)
  Adjustments to reconcile net income to net cash used by
    operating activities:
      Imputed interest on related party notes                           --           15,576
      Changes in operating assets and liabilities:
         Accounts payable and accrued liabilities                   (2,263)          (8,972)
                                                                  -------------------------

                                                                   (24,789)         (91,183)
                                                                  -------------------------

Financing activities
  Advances from shareholders                                       (21,349)          67,933
  Capital shares issued                                             68,989               --
  Advances from related parties                                         --           13,881
  Bank indebtedness                                                   (263)              --
                                                                  -------------------------

                                                                    47,377           81,814
                                                                  -------------------------

Effect of exchange rate changes on cash                            (22,495)          11,380
                                                                  -------------------------

Net change in cash during the period                                    93            2,011

Cash, beginning of period                                               --              268
                                                                  -------------------------

Cash, end of period                                               $     93         $  2,279
===========================================================================================

Supplemental Cash Flow Information
  Cash paid for interest                                          $     52         $     --
  Cash paid for Income taxes                                      $     --         $     --
Non-cash transactions
  Common stock issued for debt                                    $     --         $     --
===========================================================================================

                                                          ORBIT E-COMMERCE, INC.
                                                   Notes to Financial Statements
                                                                   July 31, 2005
                                                                     (Unaudited)
================================================================================

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

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

      Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2007. The Company does not intend to update these forward-looking statements.

      Results of Operations

      The Company reported no revenue from operations for the three and six months ended January 31, 2008 and 2007. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix TelNet LLC, a Delaware limited liability company ("Phoenix") resulting from the agreements entered into with GAN & Associates, Inc. ("GAN"), a privately held company. On October 1, 2002, agreements were signed between the Company and GAN to form and operate Phoenix to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      For the three months ended January 31, 2008, the Company has a net loss from operations of approximately $7,700 primarily due to administrative expenses and for the six months ended January 31, 2008 the Company had a net loss from operations of approximately $23,000 due primarily to the administrative expenses.

      Liquidity and Capital Resources

      On January 31, 2008, the Company had approximately $90 in cash and a working capital deficit of approximately $447,000. Net cash used by operating activities was approximately $25,000 for the six months ended January 31, 2008 which was a result of a net loss for the period of approximately $23,000 offset by a reduction in accounts payable and accrued liabilities of approximately $2,000.

      For the six months ended January 31, 2008 financing activities from advances to shareholders amounted to approximately $21,000 and cash from capital shares issued was approximately $69,000. The effect of exchange rate changes on cash for the period was approximately negative $22,000.

      At January 31, 2008, the amount due to shareholders and related parties was approximately $366,000 compared to approximately $363,000 for the same period in the previous year.

      The Company's independent auditors had issued a "going concern" opinion in its report to the Company's financial statements for the year ended July 31, 2007, citing accumulating net losses since inception and the deficiency in working capital at July 31, 2007.

      PureNet Acquisition

      On December 28, 2004, the Company entered into an Asset Acquisition Agreement (the "PureNet Agreement") with PureNet.TV Canada Inc., an Ontario corporation ("PureNet"), to acquire all of PureNet's assets in connection with its IPTV business. Subsequently, on January 3, 2005, the Company completed the transactions contemplated by the PureNet Agreement, whereby the Company acquired all of the aforesaid assets of PureNet. IPTV enables a wide range of television programming, low-cost video-conferencing, video-on-demand and other services all in digital broadcast quality levels. With IPTV, video services are delivered directly to subscribers' television sets over DSL networks. The acquisition of PureNet's assets included all technical schematics covering a patented IPTV video/internet system, implementation capabilities, strategic partnerships with major equipment and video content suppliers, software developers, product and services.

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

Item 3. Controls and Procedures.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of January 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and
      (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Under the share exchange agreement which became effective September 8, 2000, the Company issued 9,668,334 Common Shares in exchange for the same number of Common Shares issued and outstanding of Orbit Canada Inc. ("Orbit Canada"). Orbit Canada also exchanged its remaining 2,120,497 Common Shares for the same number of non-voting shares ("Exchangeable Shares"). Each exchangeable share can be exchanged into one Common Share of the Company. This transaction resulted in a reverse take over, thereby giving the shareholders of Orbit Canada control of the Company. At the time of exchange of shares, the existing board of directors resigned and the directors of Orbit Canada were appointed to the board of the Company. During the three months ended January 31, 2008, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of January 31, 2008, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

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

      During fiscal year 2008, the Company issued 300,000 Common Shares to one person for cash consideration of approximately $69,000

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

                                     ORBIT E-COMMERCE, INC.
                                     (Registrant)

Dated: March 19, 2008                By:  /s/ Douglas C. Lloyd
       --------------                     -----------------------------
                                          Douglas C. Lloyd,
                                          President and Chief Executive
                                          Officer (Principal Executive
                                          Officer and Principal
                                          Accounting and Financial Officer)