Form 10QSB
period 2008-04-30
ORBIT E COMMERCE INC
filed 2008-06-16
CIK 71391

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2008
                                                 --------------

                                       OR

|_| Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the transition period from ________ to _______

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

               14845 Yonge Street, Aurora, Ontario, Canada L4G 6H8
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

                                               Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,838,869 shares of Common Stock with par value of $0.005 were outstanding as of April 30, 2008.

                          Part I. FINANCIAL INFORMATION


                         INDEX TO FINANCIAL INFORMATION


Period Ended April 30, 2008


                                                                           PAGE


  Item 1. Financial Statements                                               3

     Balance Sheets                                                          3
     Statements of Changes in Shareholders' Equity                           4
     Statements of Operations and Comprehensive Loss                         5
     Statements of Cash Flows                                                6
     Notes to Financial Statements                                           7

Item 2. Management's Discussion and Analysis or Plan of Operation          8 - 9

Item 3. Controls and Procedures                                              9


Part II. OTHER INFORMATION                                                  10

Item 1. Legal Proceedings                                                   10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 3. Default Upon Senior Securities                                      10

Item 4. Submission of Matters to a Vote of Security-Holders                 10

Item 5. Other Information                                                   10

Item 6. Exhibits                                                            11

Signatures                                                                  12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

=====================================================================================================
                                                                               ORBIT E-COMMERCE, INC.
                                                                                       Balance Sheets

                                                                            April 30          July 31
                                                                                2008             2007
-----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Assets

Current
  Cash                                                                   $        389    $         --
                                                                         ----------------------------

Total assets                                                             $        389    $         --
=====================================================================================================

Liabilities and Shareholders' Deficit

Current
  Bank indebtedness                                                      $         --    $        263
  Accounts payable                                                             82,265          66,861
  Accrued liabilities                                                           6,934          16,421
  Due to shareholders                                                         374,045         387,444
                                                                         ----------------------------

                                                                              463,244         470,989
                                                                         ----------------------------

Shareholders' Deficit
  Common stock ($0.005 par value) Authorized: 98,000,000 shares;
     Issued: 38,838,869 shares at April 30, 2008 (38,538,869 shares at
     July 31, 2007)                                                           194,195         192,695
  Capital in excess of par value                                           10,002,408       9,934,919
  Accumulated other comprehensive income                                     (228,421)       (207,328)
  Accumulated deficit                                                     (10,431,037)    (10,391,275)
                                                                         ----------------------------

                                                                             (462,855)       (470,989)
                                                                         ----------------------------

Total liabilities and shareholders' deficit                              $        389    $         --
=====================================================================================================

===================================================================================================================================
                                                                                                             Orbit E-Commerce, Inc.
                                                                                       Statement of Changes in Shareholders' Equity
July 31, 2007 (Unaudited April 30, 2008)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                              Capital in                      Other
                                    Exchangeable     Common       Paid up     Excess of      Accumulated  Comprehensive
                                       Shares        Shares       Amount       Par Value       Deficit        Loss         Total
                                    -----------------------------------------------------------------------------------------------
Balance, July 31,2005                  269,597     37,739,324    $ 188,697    $ 9,830,392   $(10,164,330)   $(194,250)   $(339,491)

For the year from August 1, 2005
  to July 31, 2006
  Shares issued for legal and
    accounting services                     --        799,545        3,998         82,452             --           --       86,450
  Imputed interest on related
    party notes                             --             --           --         22,075             --           --       22,075
  Foreign currency translation
    adjustment                              --             --           --             --             --         (462)        (462)
  Loss for the year ended
    July 31, 2006                                                                               (130,400)          --     (130,400)
                                    -----------------------------------------------------------------------------------------------
Balance, July 31, 2006                 269,597     38,538,869    $ 192,695    $ 9,934,919   $(10,294,730)   $(194,712)   $(361,828)

For the year from August 1, 2006 to
  July 31, 2007
  Foreign currency translation
    adjustment                                                                                        --      (12,616)     (12,616)
  Loss for the year ended
    July 31, 2007                                                                                (96,545)          --      (96,545)
                                    -----------------------------------------------------------------------------------------------
Balance, July 31, 2007                 269,597     38,538,869    $ 192,695    $ 9,934,919   $(10,391,275)   $(207,328)   $(470,989)

For the period from August 1, 2007
  to April 30, 2008
  Shares issued for cash                              300,000        1,500         67,489                                   68,989
  Foreign currency translation
    adjustment                              --             --           --             --             --      (21,093)     (21,093)
  Loss for the period ended
    April 30, 2008                          --             --           --             --        (39,762)          --      (39,762)
                                    -----------------------------------------------------------------------------------------------
Balance, April 30, 2008                269,597     38,838,869    $ 194,195    $10,002,408   $(10,431,037)   $(228,421)   $(462,855)
                                    ===============================================================================================

============================================================================================================
                                                                                      ORBIT E-COMMERCE, INC.
                                                              Statement of Operations and Comprehensive Loss
                                                                                                 (Unaudited)

                                       For the Three     For the Three         For the Nine     For the Nine
                                        Months Ended      Months Ended         Months Ended     Months Ended
                                            April 30          April 30             April 30         April 30
                                                2008              2007                 2008             2007
------------------------------------------------------------------------------------------------------------

Revenue                                 $         --      $         --         $         --     $         --

Expenses
  Selling, general and administrative         17,236            11,796               39,710           94,007

                                              17,236            11,796               39,710           94,007

Loss from operations                         (17,236)          (11,796)             (39,710)         (94,007)

Interest expense                                  --            (5,620)                 (52)         (21,196)



Net loss                                $    (17,236)     $    (17,416)        $    (39,762)    $   (115,203)

  Foreign currency translation                 1,402           (11,422)             (21,093)             (42)

Net comprehensive loss                  $    (15,834)     $    (28,838)        $    (60,855)    $   (115,245)
============================================================================================================

Net loss per common share               $         --      $         --         $         --     $         --
============================================================================================================

Weighted average number of shares
    Basic and fully diluted               38,838,869      38,538,869      38,733,760      38,538,869
============================================================================================================

============================================================================================================
                                                                                      ORBIT E-COMMERCE, INC.
                                                                                     Statement of Cash Flows
                                                                                                 (Unaudited)

                                                                               For the Nine    For  the Nine
                                                                               Months Ended     Months Ended
                                                                                   April 30         April 30
                                                                                       2008             2007
------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities
  Net loss for the period                                                         $(39,762)        $(115,203)
  Adjustments to reconcile net income to net cash used
     by operating activities:
     Imputed interest on related party notes                                            --            21,196
     Changes in operating assets and liabilities:
        Accounts payable and accrued liabilities                                     5,917            (5,042)
                                                                                  --------------------------

                                                                                   (33,845)          (99,049)
                                                                                  --------------------------

Financing activities
  Advances from shareholders                                                       (13,399)           85,727
  Capital shares issued                                                             68,989                --
  Advances from related parties                                                         --            13,881
  Bank indebtedness                                                                   (263)               --
                                                                                  --------------------------

                                                                                    55,327            99,608
                                                                                  --------------------------

Effect of exchange rate changes on cash                                            (21,093)              (42)
                                                                                  --------------------------

Net change in cash during the period                                                   389               517

Cash, beginning of period                                                               --               268
                                                                                  --------------------------

Cash, end of period                                                               $    389         $     785
============================================================================================================

Supplemental Cash Flow Information
  Cash paid for interest                                                          $     52         $      --
  Cash paid for Income taxes                                                      $     --         $      --
Non-cash transactions
  Common stock issued for debt                                                    $     --         $      --
============================================================================================================

================================================================================
                                                          ORBIT E-COMMERCE, INC.
                                                   Notes to Financial Statements
                                                                  April 30, 2008
                                                                     (Unaudited)
--------------------------------------------------------------------------------

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

      Results of Operations

      The Company reported no revenue from operations for the three and nine months ended April 30, 2008 and 2007. This lack of revenue was primarily due to the Company suspending operations in Canada and the start-up nature of the activities performed by Phoenix TelNet LLC, a Delaware limited liability company ("Phoenix") resulting from the agreements entered into with GAN & Associates, Inc. ("GAN"), a privately held company. On October 1, 2002, agreements were signed between the Company and GAN to form and operate Phoenix to offer VoIP and other data and long distance services in the United States and Canada (the "Phoenix Business"). Pursuant to the Operating Agreement of Phoenix dated October 1, 2002, the Company received a 49% ownership interest in Phoenix and GAN received a 51% ownership interest. In October 2003, the Company entered into a letter of intent that expired in January 2004 with GAN whereby either (i) the principal assets of Phoenix would be transferred to the Company, (ii) or the 51% ownership interest in Phoenix held by GAN would be transferred to the Company, (iii) or a similar transaction would be consummated which would result in the business of Phoenix being held or owned by the Company, in consideration for shares of Common Stock of the Company. Prior to the expiration of the letter of intent, there was no definitive agreement which was signed and the Company and GAN terminated all discussions with regard to any possible transaction. To the Company's knowledge, Phoenix is not currently carrying on any business and the Company places no value on its 49% interest in Phoenix and has decided to abandon its interest in Phoenix.

      For the three months ended April 30, 2008, the Company has a net loss from operations of approximately $17,000 primarily due to administrative expenses and for the nine months ended April 30, 2008 the Company had a net loss from operations of approximately $39,800 due primarily to the administrative expenses.

      Liquidity and Capital Resources

      On April 30, 2008, the Company had approximately $400 in cash and a working capital deficit of approximately $463,000. Net cash used by operating activities was approximately $33,800 for the nine months ended April 30, 2008 which was a result of a net loss for the period of approximately $39,800 offset by a reduction in accounts payable and accrued liabilities of approximately $6,000.

      For the nine months ended April 30, 2008 financing activities from advances to shareholders amounted to approximately $13,400 and cash from capital shares issued was approximately $69,000. The effect of exchange rate changes on cash for the period was approximately negative $21,100.

      At April 30, 2008, the amount due to shareholders and related parties was approximately $374,000 compared to approximately $387,000 for the same period in the previous year.

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

Item 3. Controls and Procedures.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of April 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and
      (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
--------------------------------------------------------------------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Under the share exchange agreement which became effective September 8, 2000, the Company issued 9,668,334 Common Shares in exchange for the same number of Common Shares issued and outstanding of Orbit Canada Inc. ("Orbit Canada"). Orbit Canada also exchanged its remaining 2,120,497 Common Shares for the same number of non-voting shares ("Exchangeable Shares"). Each exchangeable share can be exchanged into one Common Share of the Company. This transaction resulted in a reverse take over, thereby giving the shareholders of Orbit Canada control of the Company. At the time of exchange of shares, the existing board of directors resigned and the directors of Orbit Canada were appointed to the board of the Company. During the three months ended April 30, 2008, no Exchangeable Shares were exchanged for shares of the Company's Common Stock. As of April 30, 2008, 1,850,900 Exchangeable Shares had been exchanged for 1,850,900 shares of the Company's Common Stock, leaving 269,597 Exchangeable Shares issued and outstanding.

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

                               ORBIT E-COMMERCE, INC.
                               (Registrant)

Dated: June 12, 2008           By: /s/ Douglas C. Lloyd
       -------------               ------------------------------
                                   Douglas C. Lloyd,
                                   President and Chief Executive
                                   Officer (Principal Executive
                                   Officer and Principal
                                   Accounting and Financial Officer)